Form 10-Q
period 1994-06-30
JONES INTERCABLE INVESTORS L P
filed 1994-08-11
CIK 802361

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to _______________________

                        Commission File Number:  1-9287

                       JONES INTERCABLE INVESTORS, L.P.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              36-3468573
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                               No
     -----                                                                 -----

Units outstanding as of the close of the period covered by this report.

8,322,632 Class A Units

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         June 30,           December 31,
                                                                           1994                 1993
                                                                       -------------        ------------
                 ASSETS
                 ------

CASH                                                                   $     380,190        $    366,508

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $77,056 and $66,380 at June 30, 1994
  and December 31, 1993, respectively                                        662,673             754,318

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  54,282,185          51,833,995
  Less-accumulated depreciation                                          (23,626,681)        (21,838,729)
                                                                       -------------        ------------
                                                                          30,655,504          29,995,266

  Franchise costs, net of accumulated amortization of
     $34,078,922 and $32,364,488 at June 30, 1994 and
     December 31, 1993, respectively                                      13,772,387          15,486,821
  Subscriber lists, net of accumulated amortization of
     $22,600,000 and $21,332,901 at June 30, 1994 and
     December 31, 1993, respectively                                            -              1,267,099
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $44,436 and $41,310  at
     June 30, 1994 and December 31, 1993, respectively                       205,565             208,691
                                                                       -------------        ------------

             Total investment in cable television properties              44,633,456          46,957,877

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              172,574              84,728
                                                                       -------------        ------------

             Total assets                                              $  45,848,893        $ 48,163,431
                                                                       =============        ============


                 The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                           June 30,         December 31,
                                                                             1994               1993
                                                                         ------------       ------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Credit facility                                                        $ 19,000,000       $ 18,400,000
  Other debt                                                                  488,805            629,472
  Trade accounts payable                                                      192,405             86,490
  Accrued distribution to Class A unitholders                               1,248,395          1,248,395
  Accrued liabilities                                                       1,101,259          1,249,896
  Subscriber prepayments                                                      133,281            134,233
                                                                         ------------       ------------

              Total liabilities                                            22,164,145         21,748,486
                                                                         ------------       ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                         1,000              1,000
    Accumulated deficit                                                       (25,803)           (23,469)
                                                                         ------------       ------------
                                                                              (24,803)           (22,469)
                                                                         ------------       ------------

  Class A unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
       June 30, 1994 and December 31, 1993)                               116,433,492        116,433,492
    Accumulated deficit                                                    (2,554,527)        (2,323,454)
    Distributions to unitholders                                          (90,169,414)       (87,672,624)
                                                                         ------------       ------------

                                                                           23,709,551         26,437,414
                                                                         ------------       ------------

              Total liabilities and partners' capital (deficit)          $ 45,848,893       $ 48,163,431
                                                                         ============       ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended        For the Six Months Ended
                                                              June 30,                          June 30,
                                                     ---------------------------      ----------------------------

                                                        1994            1993             1994             1993
                                                     ----------      -----------      -----------      -----------
REVENUES                                             $6,823,587      $ 6,869,211      $13,627,193      $13,595,671

COSTS AND EXPENSES:
  Operating, general and administrative               3,431,439        3,177,806        6,785,735        6,402,072
  Management fees and allocated overhead
    from General Partner                                843,084          799,103        1,707,490        1,569,360
  Depreciation and amortization                       2,210,776        2,408,457        4,772,611        4,862,389
                                                     ----------      -----------      -----------      -----------

OPERATING INCOME                                        338,288          483,845          361,357          761,850
                                                     ----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (286,392)        (241,368)        (538,844)        (489,139)
  Other, net                                            (57,846)          10,096          (55,920)          28,035
                                                     ----------      -----------      -----------      -----------

         Total other income (expense), net             (344,238)        (231,272)        (594,764)        (461,104)
                                                     ----------      -----------      -----------      -----------

NET INCOME (LOSS)                                    $   (5,950)     $   252,573      $  (233,407)     $   300,746
                                                     ==========      ===========      ===========      ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $      (60)     $     2,526      $    (2,334)     $     3,007
                                                     ==========      ===========      ===========      ===========

  Class A Unitholders                                $   (5,890)     $   250,047      $  (231,073)     $   297,739
                                                     ==========      ===========      ===========      ===========

NET INCOME (LOSS) PER CLASS A UNIT:                  $      .00      $       .03      $      (.03)     $       .04
                                                     ==========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                           8,322,632        8,322,632        8,322,632        8,322,632
                                                     ==========      ===========      ===========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                       -------------------------------

                                                                           1994                1993
                                                                       ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $   (233,407)       $   300,746
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                    4,772,611          4,862,389
         Decrease (increase) in trade receivables                            91,645            (39,786)
         Increase in deposits, prepaid expenses
           and deferred charges                                             (87,846)            (5,518)
         Decrease in accounts payable, accrued
           liabilities and subscriber prepayments                           (43,674)          (281,791)
                                                                       ------------        -----------

            Net cash provided by operating activities                     4,499,329          4,836,040
                                                                       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (2,448,190)        (1,791,085)
                                                                       ------------        -----------

            Net cash used in investing activities                        (2,448,190)        (1,791,085)
                                                                       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                               2,400,000            831,524
   Repayment of debt                                                     (1,940,667)        (1,102,590)
   Distributions to unitholders                                          (2,496,790)        (2,496,790)
                                                                       ------------        -----------

           Net cash used in financing activities                         (2,037,457)        (2,767,856)
                                                                       ------------        -----------

Increase in cash                                                             13,682            277,099

Cash, beginning of period                                                   366,508             43,546
                                                                       ------------        -----------

Cash, end of period                                                    $    380,190        $   320,645
                                                                       ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                       $    448,031        $   443,246
                                                                       ============        ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

      The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $341,179 and $681,360, respectively, as compared to $343,461 and $679,784, respectively, for the similar 1993 periods.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services, and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Other overhead costs are allocated primarily based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1994 were $501,905 and $1,026,130, respectively, as compared to $455,642 and $889,576, respectively, for the similar 1993 periods.

(3) On February 22, 1994, the General Partner and The Jones Group, Ltd., an affiliate of the General Partner engaged in the cable brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the General Partner, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to The Jones Group, Ltd. by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. Under the terms of the partnership agreement of the Partnership, the General Partner has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the General Partner upon such sale was approximately $73,200,000. A portion of the net proceeds received by the Partnership upon such sale was used to repay a portion of debt outstanding under the Partnership's credit facility and to make distributions to Class A Unitholders. The remaining net proceeds were retained by the Partnership for
working capital purposes.   The General Partner believes both that the
appraisals were properly obtained and that the brokerage commission was properly paid to The Jones Group, Ltd. in accordance with the express terms of the partnership agreement. The General Partner further believes that its defenses are meritorious and it intends to vigorously defend the litigation. Both the General Partner and The Jones Group, Ltd. have filed motions to dismiss the litigation on various grounds and such motions are awaiting ruling by the court.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         Capital expenditures in the Partnership's Independence System totalled approximately $2,448,000 during the first six months of 1994. Approximately 41 percent of these expenditures were for the extension and rebuild of cable plant. Approximately 21 percent of these expenditures were for the construction of service drops to subscriber homes. The remaining expenditures were for various enhancements in the Independence System. Funding for these expenditures was provided by cash generated from operations. Subject to the regulatory matters discussed below, budgeted capital expenditures for the remainder of 1994 are approximately $9,164,000. The rebuild of the Independence System is expected to account for approximately 69 percent of the anticipated remaining capital expenditures. Service drops connecting new subscribers are expected to account for approximately 5 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's further rulemaking regarding the 1992 Cable Act, and the Partnership's liquidity position. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

         The maximum amount available under the Partnership's revolving credit facility is subject to the partnership agreement's leverage limitations discussed below. Upon completion of the Alexandria System sale, the maximum amount available under the Partnership's revolving credit facility was reduced to $35,000,000. As of June 30, 1994, $19,000,000 was outstanding on this credit facility, leaving $16,000,000 of available borrowings for future needs. Although the revolving credit period was scheduled to expire on December 31, 1993, the General Partner completed negotiations in February 1994 to extend the revolving credit period to December 31, 1994. Interest on outstanding principal balances is at the Partnership's option of the prime rate plus .25 percent, the CD rate plus 1.25 percent or the Euro-rate plus 1.25 percent. In addition, a fee of 1/2 percent per annum is required on the unused portion of the commitment. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.36 percent and 4.50 percent, respectively.

      The level of borrowings allowed by the terms of the Partnership's partnership agreement is limited to 25 percent of the fair market value of the Partnership's assets at the time of borrowing, or 25 percent of the cost of the Partnership's assets at the time of borrowing, whichever is higher. This limitation restricts the Partnership's ability to borrow funds for capital expenditures and to make distributions. In addition, such limitations may reduce the financial flexibility and liquidity of the Partnership. Further, the payment of principal and interest on outstanding debt obligations will diminish the level of funds available to the Partnership and reduce the financial flexibility of the Partnership. The Partnership's most recent appraisal of the value of the Independence System was $141,022,000. Based upon this appraised value, the Partnership has additional borrowing capacity of approximately $16,256,000, which would allow the Partnership to borrow the maximum amount currently available under its credit facility. The next appraisal of the Independence System is scheduled for November 1994. The FCC regulations discussed below could have an adverse impact on the appraised value of the Independence System and this may limit the Partnership's ability to borrow funds under its credit facility.

      The Partnership has declared a $.15 per unit distribution for both the first and second quarters of 1994. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions, and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system. The General Partner will determine the level of distributions on a quarter-by-quarter basis. Subject to the regulatory matters discussed below, the General Partner believes the Partnership has sufficient sources of capital in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

Regulatory Matters

      Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

      In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective on September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and repackaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in the Independence System. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. In the Independence System no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.


                             RESULTS OF OPERATIONS

      Revenues of the Partnership decreased $45,624, or approximately 1 percent, from $6,869,211 for the three months ended June 30, 1993 to $6,823,587 for the three months ended June 30, 1994. This decrease in revenue was primarily due to decreases in basic service revenue due to the reduction in basic rates due to regulations issued by the FCC in May 1993, with which the Partnership complied effective September 1, 1993. Such rate reductions were partially offset by increases in subscribers, premium service revenue, advertising revenue and installation revenue. Revenues of the Partnership increased $31,522, or less than 1 percent, from $13,595,671 for the six months ended June 30, 1993 to $13,627,193 for the six months ended June 30, 1994.
This increase in revenue was primarily due to increases in basic subscribers, premium service revenue and advertising revenue. Basic subscribers increased 4,301, or approximately 6 percent, from 72,689 at June 30, 1993 to 76,990 at June 30, 1994. The increase in revenues would have been greater but for the reduction in basic rates discussed above.

      Operating, general and administrative expenses increased $253,633, or approximately 8 percent, from $3,177,806 for the three month period ending June 30, 1993 to $3,431,439 for the three month period ending June 30, 1994. This increase was primarily due to increases in programming costs and personnel costs, which accounted for approximately 60 percent and 33 percent, respectively, of the total increase in operating, general and administrative expense. For the six month periods ended June 30, these expenses increased $383,663, or approximately 6 percent, from $6,402,072 in 1993 to $6,785,735 in
1994. This increase was primarily due to increases in programming costs, which accounted for approximately 69 percent of the total increase in operating, general and administrative expense. No other individual factor was significant to the increases in operating, general and administrative expense in the Partnership's Independence System. Operating, general and administrative expense represented 50 percent and 47 percent, respectively, of revenue for the six months periods and 50 percent and 46 percent, respectively, of revenue for the three month periods ended June 30, 1994 and 1993.

      Management fees and allocated overhead from the General Partner increased $43,981, or approximately 6 percent, from $799,103 for the second quarter of 1993 to $843,084 for the comparable 1994 period. For the six months ended June 30, management fees and allocated overhead increased $138,130, or approximately 9 percent, from $1,569,360 in 1993 to $1,707,490 in 1994. These increases were due primarily to increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel expenses and reregulation expenses, a portion of which is allocated to the Partnership.

      For the three month periods, depreciation and amortization expense decreased $197,681, or approximately 8 percent, from $2,408,457 in 1993 to $2,210,776 in 1994. For the six month periods, depreciation and amortization expense decreased $89,778, or approximately 2 percent, from $4,862,389 in 1993 to $4,772,611 in 1994. These decreases were due to the maturation of the Independence System's depreciable asset base.

      Operating income decreased $145,557, or approximately 30 percent, to $338,288 for the three month period ended June 30, 1994 compared to $483,845 for the similar period in 1993. Operating income decreased $400,493, or approximately 53 percent, to $361,357 for the six month period ended June 30, 1994 compared to $761,850 for the similar period in 1993. These changes are due to the factors discussed above. Operating income before depreciation and amortization decreased $343,238, or approximately 12 percent, from $2,892,302 for the three months ended June 30, 1993 to $2,549,064 for the similar period in 1994, due to the decrease in revenue as well as the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $490,271, or approximately 9 percent, from $5,624,239 for the six months ended June 30, 1993 to $5,133,968 for the similar period in 1994, due to the increases in operating, general and administrative expense and allocated overhead from the General Partner exceeding the increase in revenue and the decrease in depreciation and amortization expense. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Parternship and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings;
(c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

      For the three month periods, interest expense increased $45,024, or approximately 19 percent, from $241,368 in 1993 to $286,392 in 1994. For the six month periods, interest expense increased $49,705, or approximately 10 percent, from $489,139 in 1993 to $538,844 in 1994. These increases are due to higher outstanding balances on interest-bearing obligations and to higher interest rates. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.36 percent and 4.50 percent, respectively.

      The Partnership recorded net income of $252,573 for the three months ended June 30, 1993 compared to a net loss of $5,950 for the similar period in 1994. The Partnership recorded net income of $300,746 for the six months ended June 30, 1993 compared to a net loss of $233,407 for the similar period in 1994. These changes are primarily due to the decreases in operating income and the increases in interest expense.

                          PART II - OTHER INFORMATION

NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JONES INTERCABLE INVESTORS, L.P.
                                        BY:   JONES INTERCABLE, INC.
                                              General Partner



                                        By:   /s/ KEVIN P. COYLE
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 11, 1994