Form 10-Q
period 1994-09-30
JONES INTERCABLE INVESTORS L P
filed 1994-11-14
CIK 802361

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                   No
    ---                                                                     ---

Units outstanding as of the close of the period covered by this report.

8,322,632 Class A Units

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         September 30,            December 31,
                 ASSETS                                                      1994                     1993
                 ------                                                  -------------            ------------
CASH                                                                     $    368,535             $    366,508

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $83,866 and $66,380 at September 30, 1994
  and December 31, 1993, respectively                                         667,543                  754,318

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   57,807,838               51,833,995
  Less- accumulated depreciation                                          (24,448,325)             (21,838,729)
                                                                         ------------             ------------
                                                                           33,359,513               29,995,266

  Franchise costs, net of accumulated amortization of
     $34,936,139 and $32,364,488 at September 30, 1994 and
     December 31, 1993, respectively                                       12,915,170               15,486,821
  Subscriber lists, net of accumulated amortization of
     $22,600,000 and $21,332,901 at September 30, 1994 and
     December 31, 1993, respectively                                           -                     1,267,099
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $45,999 and $41,310  at
     September 30, 1994 and December 31, 1993, respectively                   204,002                  208,691
                                                                         ------------             ------------

             Total investment in cable television properties               46,478,685               46,957,877

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               155,852                   84,728
                                                                         ------------              -----------

             Total assets                                                $ 47,670,615             $ 48,163,431
                                                                         ============             ============


                 The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                          September 30,              December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1994                      1993
         -------------------------------------------                      ------------              ------------
LIABILITIES:
  Credit facility                                                         $ 21,200,000              $ 18,400,000
  Other debt                                                                   409,480                   629,472
  Trade accounts payable                                                       137,818                    86,490
  Accrued distribution to Class A unitholders                                1,248,395                 1,248,395
  Accrued liabilities                                                        1,445,333                 1,249,896
  Subscriber prepayments                                                       122,595                   134,233
                                                                           -----------              ------------

              Total liabilities                                             24,563,621                21,748,486
                                                                          ------------              ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                          1,000                     1,000
    Accumulated deficit                                                        (19,097)                  (23,469)
                                                                          ------------              ------------
                                                                               (18,097)                  (22,469)
                                                                          ------------              ------------

  Class A unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
       September 30, 1994 and December 31, 1993)                           116,433,492               116,433,492
    Accumulated deficit                                                     (1,890,592)               (2,323,454)
    Distributions to unitholders                                           (91,417,809)              (87,672,624)
                                                                          ------------              ------------

                                                                            23,125,091                26,437,414
                                                                          ------------              ------------

              Total liabilities and partners' capital (deficit)           $ 47,670,615              $ 48,163,431
                                                                          ============              ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended        For the Nine Months Ended
                                                             September 30,                    September 30,
                                                     ---------------------------       ----------------------------

                                                         1994            1993             1994             1993
                                                     ----------       ----------       -----------      -----------
REVENUES                                             $6,905,746       $6,748,570       $20,532,939      $20,344,241

COSTS AND EXPENSES:
  Operating, general and administrative               3,311,236        3,139,882        10,096,971        9,541,954
  Management fees and allocated overhead
    from General Partner                                813,497          803,413         2,520,987        2,372,773
  Depreciation and amortization                       1,750,858        2,432,281         6,523,469        7,294,670
                                                     ----------       ----------       -----------      -----------

OPERATING INCOME                                      1,030,155          372,994         1,391,512        1,134,844
                                                     ----------       ----------       -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (347,864)        (242,168)         (886,708)        (731,307)
  Other, net                                            (11,650)         (25,378)          (67,570)           2,657
                                                     ----------       ----------       -----------      -----------

         Total other income (expense), net             (359,514)        (267,546)         (954,278)        (728,650)
                                                     ----------       ----------       -----------      -----------

NET INCOME                                           $  670,641       $  105,448       $   437,234      $   406,194
                                                     ==========       ==========       ===========      ===========

ALLOCATION OF NET INCOME:
  General Partner                                    $    6,706       $    1,054       $     4,372      $     4,062
                                                     ==========       ==========       ===========      ===========

  Class A Unitholders                                $  663,935       $  104,394       $   432,862      $   402,132
                                                     ==========       ==========       ===========      ===========

NET INCOME PER CLASS A UNIT                          $      .08       $      .01       $       .05      $       .05
                                                     ==========       ==========       ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                           8,322,632        8,322,632         8,322,632        8,322,632
                                                     ==========       ==========       ===========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                             ------------------------------------
                                                                                 1994                    1993
                                                                             -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   437,234              $   406,194
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            6,523,469                7,294,670
      Decrease (increase) in trade receivables, net                               86,775                 (164,352)
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                     (71,124)                  15,392
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                                   235,127                 (226,974)
                                                                             -----------              -----------

         Net cash provided by operating activities                             7,211,481                7,324,930
                                                                             -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     (6,044,277)              (2,986,061)
                                                                             -----------              -----------

         Net cash used in investing activities                                (6,044,277)              (2,986,061)
                                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     4,600,000                1,231,524
  Repayment of debt                                                           (2,019,992)              (1,556,760)
  Distributions to unitholders                                                (3,745,185)              (3,745,185)
                                                                             -----------              -----------

         Net cash used in financing activities                                (1,165,177)              (4,070,421)
                                                                             -----------              -----------

Increase in cash                                                                   2,027                  268,448

Cash, beginning of period                                                        366,508                   43,546
                                                                             -----------              -----------

Cash, end of period                                                          $   368,535              $   311,994
                                                                             ===========              ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $   745,658              $   684,317
                                                                             ===========              ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

      The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri (the "Independence System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1994 were $345,287 and $1,026,647, respectively, as compared to $337,428 and $1,017,212, respectively, for the similar 1993 periods.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services, and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Other overhead costs were allocated primarily based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 were $468,210 and $1,494,340, respectively, as compared to $465,985 and $1,355,561, respectively, for the similar 1993 periods.

(3) On February 22, 1994, the General Partner and The Jones Group, Ltd., an affiliate of the General Partner engaged in the cable television system brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the General Partner, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to The Jones Group, Ltd. by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. Under the terms of the partnership agreement of the Partnership, the General Partner has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the General Partner upon such sale was approximately $73,200,000. A portion of the net proceeds received by the Partnership upon such sale was used to repay a portion of debt outstanding under the Partnership's credit facility and to make distributions to Class A Unitholders. The remaining net proceeds were retained by the Partnership for working capital
purposes.   The General Partner believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to The Jones Group, Ltd. in accordance with the express terms of the partnership agreement. The General Partner further believes that its defenses are meritorious and it intends to vigorously defend the litigation. Both the General Partner and The Jones Group, Ltd. have filed motions to dismiss the litigation on various grounds and such motions are awaiting ruling by the court.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         Capital expenditures in the Partnership's Independence System totalled approximately $6,044,000 during the first nine months of 1994. Approximately 56 percent of these expenditures were for the extension and rebuild of cable plant. Approximately 14 percent of these expenditures were for the construction of service drops to subscriber homes. The remaining expenditures were for various enhancements in the Independence System. Funding for these expenditures was provided by cash generated from operations. Subject to Regulation and Legislation as discussed below, anticipated capital expenditures for the remainder of 1994 are approximately $2,106,000. The rebuild of the Independence System is expected to account for approximately 71 percent of the anticipated remaining capital expenditures. The remainder of the expenditures will relate to various enhancements in the Independence System. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's further rulemaking regarding the 1992 Cable Act, and the Partnership's liquidity position. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

         The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit facility and the partnership agreement's leverage limitations discussed below. Upon completion of the Alexandria System sale, the maximum amount available under the Partnership's revolving credit facility was reduced to $35,000,000. As of September 30, 1994, $21,200,000 was outstanding on this credit facility, leaving $13,800,000 of available borrowings for future needs. Although the revolving credit period was scheduled to expire on December 31, 1993, the General Partner completed negotiations in February 1994 to extend the revolving credit period to December 31, 1994. The General Partner intends to seek the extension of the revolving credit period beyond December 31, 1994. Interest on outstanding principal balances is at the Partnership's option of the prime rate plus .25 percent, the CD rate plus 1.25 percent or the Euro-rate plus 1.25 percent. In addition, a fee of 1/2 percent per annum is required on the unused portion of the commitment. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.27 percent and 4.55 percent, respectively.

         The level of borrowings allowed by the terms of the Partnership's partnership agreement is limited to 25 percent of the fair market value of the Partnership's assets at the time of borrowing or 25 percent of the cost of the Partnership's assets at the time of borrowing, whichever is higher. This limitation restricts the Partnership's ability to borrow funds for capital expenditures and to make distributions. In addition, such limitations may reduce the financial flexibility and liquidity of the Partnership. Further, the payment of principal and interest on outstanding debt obligations will diminish the level of funds available to the Partnership and reduce the financial flexibility of the Partnership. The Partnership's most recent appraisal of the value of the Independence System was $157,046,000. Based upon this appraised value, the Partnership has additional borrowing capacity of approximately $18,061,500, which would allow the Partnership to borrow the maximum amount currently available under its credit facility.

         The Partnership has declared a $.15 per unit distribution for each of the first, second and third quarters of 1994. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions, and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system. The General Partner will determine the level of distributions on a quarter-by-quarter basis. Subject to the regulatory matters discussed below, the General Partner believes the Partnership has sufficient sources of capital in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

Regulation and Legislation

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

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective on September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in the Independence System. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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


                             RESULTS OF OPERATIONS

      Revenues of the Partnership increased $157,176, or approximately 2 percent, from $6,748,570 for the three months ended September 30, 1993 to $6,905,746 for the comparable period in 1994. Revenues of the Partnership increased $188,698, or approximately 1 percent, from $20,344,241 for the nine months ended September 30, 1993 to $20,532,939 for the comparable period in 1994. The increases in revenue were primarily due to increases in subscribers, premium service revenue, advertising revenue and installation revenue. These increases in revenues would have been greater but for the reduction in basic rates due to regulations issued by the FCC in regard to the 1992 Cable Act. Basic subscribers increased 4,646, or approximately 6 percent, from 73,777 at September 30, 1993 to 78,423 at September 30, 1994.

      Operating, general and administrative expenses increased $171,354, or approximately 5 percent, from $3,139,882 for the three month period ending September 30, 1993 to $3,311,236 for the comparable period in 1994. This increase was primarily due to increases in personnel costs and programming costs. This increase was partially offset by a decrease in marketing costs. For the nine month periods ended September 30, these expenses increased $555,017, or approximately 6 percent, from $9,541,954 in 1993 to $10,096,971 in
1994. This increase was primarily due to increases in programming costs and personnel costs, which accounted for approximately 63 percent and 25 percent, respectively, of the total increase in operating, general and administrative expense. No other individual factor was significant to the increases in operating, general and administrative expense in the Partnership's Independence System. Operating, general and administrative expense represented 48 percent and 47 percent, respectively, of revenue for the three months periods and 49 percent and 47 percent, respectively, of revenue for the nine month periods ended September 30, 1994 and 1993.

      Management fees and allocated overhead from the General Partner increased $10,084, or approximately 1 percent, from $803,413 for the three month period ended September 1993 to $813,497 for the comparable 1994 period. For the nine months ended September 30, management fees and allocated overhead increased $148,214, or approximately 6 percent, from $2,372,773 in 1993 to $2,520,987 in
1994. These increases were due primarily to increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel expenses and reregulation expenses, a portion of which is allocated to the Partnership.

      For the three month periods, depreciation and amortization expense decreased $681,423, or approximately 28 percent, from $2,432,281 in 1993 to $1,750,858 in 1994. For the nine month periods, depreciation and amortization expense decreased $771,201, or approximately 11 percent, from $7,294,670 in 1993 to $6,523,469 in 1994. These decreases were due to the maturation of the Independence System's depreciable asset base.

      Operating income increased $657,161 to $1,030,155 for the three month period ended September 30, 1994 compared to $372,994 for the similar period in 1993. Operating income increased $256,668, or approximately 23 percent, to $1,391,512 for the nine month period ended September 30, 1994 compared to $1,134,844, for the similar period in 1993. These changes are due to the factors discussed above. Operating income before depreciation and amortization decreased $24,262, or approximately 1 percent, from $2,805,275 for the three months ended September 30, 1993 to $2,781,013 for the similar period in 1994. Operating income before depreciation and amortization decreased $514,533, or approximately 6 percent, from $8,429,514 for the nine months ended September 30, 1993 to $7,914,981 for the similar period in 1994. These decreases are due to the increases in operating, general and administrative expense and allocated overhead from the General Partner exceeding the increase in revenue and the decrease in depreciation and amortization expense. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General

Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

      For the three month periods, interest expense increased $105,696, or approximately 44 percent, from $242,168 in 1993 to $347,864 in 1994. For the nine month periods, interest expense increased $155,401, or approximately 21 percent, from $731,307 in 1993 to $886,708 in 1994. These increases are due to higher outstanding balances on interest-bearing obligations and to higher interest rates. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.27 percent and 4.55 percent, respectively.

      The Partnership recorded net income of $105,448 for the three months ended September 30, 1993 compared to net income of $670,641 for the similar period in 1994. The Partnership recorded net income of $406,194 for the nine months ended September 30, 1993 compared to net income of $437,234 for the similar period in 1994. These increases are primarily due to the increases in operating income.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                        JONES INTERCABLE INVESTORS, L.P.
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By: /S/ Kevin P. Coyle
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated:  November 11, 1994

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule