Form 10-K405
JONES INTERCABLE INVESTORS L P
filed 1995-03-31
CIK 802361

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ________ to      ________

Commission file number:  1-9287

                        JONES INTERCABLE INVESTORS, L.P.
             (Exact name of registrant as specified in its charter)

         Colorado                                            36-3468573
         --------                                            ----------
State of Organization                                        (IRS Employer
                                                             Identification No.)
P.O. Box 3309, Englewood, Colorado 80155-3309                                   (303) 792-3111
---------------------------------------------                                   --------------
(Address of principal executive office and Zip Code           (Registrant's telephone no. including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     x                                No
                               -------                                   -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $97,005,455
Class A Units outstanding as of 2/15/95:   8,322,632



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----

                  DOCUMENTS INCORPORATED BY REFERENCE:    None



(15809)

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Intercable Investors, L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Intercable, Inc., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the City of Independence and suburban Kansas City, Missouri communities (the "Independence System). See Item 2.

         CABLE TELEVISION SERVICES. The Independence System offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Independence System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
(CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Independence System also offer a package that includes the basic service channels and the tier services.

         The Independence System also offers premium services to its subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Independence System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Independence System. In addition, advertising sales are becoming a significant source of revenue for the Independence System. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Independence System's rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Independence System's monthly basic service rate was $8.64, the monthly basic and tier ("basic plus") service rate was $22.32 and monthly premium services ranged from $3.50 to $9.50 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Independence System's pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $10.00 to $30.00; however, from time to time the Independence System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Independence System, basic service and tier service fees accounted for approximately 70% of total revenues, premium service fees accounted for approximately 19% of total revenues, pay-per-view fees were approximately .5% of total revenues, advertising fees were approximately 2% of total revenues and the remaining 8.5% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Independence System.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Independence System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Independence System is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Independence System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Independence System's franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Independence System.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. The Independence System's service area has no MMDS operators.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems. There are several retailers marketing DBS equipment; however, at this time DBS does not provide significant competition.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"), which are satellite receiving antenna dishes that are used by "backyard users" to receive satellite delivered programming directly in their homes. MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities. There are several SMATV operators that provide services primarily to multiple dwelling units and several TVRO operators that provide moderate competition in the Independence System's service area.

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

         Although the Independence System has not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Independence System could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming through separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Independence System could adversely impact the profitability of the Independence System. If a telephone company were to become a direct competitor of the Partnership in an area served by the Independence System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Independence System currently faces no direct competition from other cable television operators.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the General Partner elected to file cost-of-service showings for the Independence System. The General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not yet approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions by Independence System until such final approval is received.

         Among other issues addressed by the FCC in its February 1994 rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional.

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

         Ownership and Market Structure. The FCC rules and federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service.

In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional.
The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.


                              ITEM 2.  PROPERTIES

         The Partnership owned only one cable television system at December 31, 1994, the Independence System, which was acquired in May 1987.

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Independence System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Independence System. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service.
Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Independence System operated approximately 1,400 miles of cable plant, passing approximately 130,000 homes, representing an approximate 61% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                                   AT DECEMBER 31,
                                                                   ----------------------------------------------
         INDEPENDENCE, MISSOURI                                    1994                 1993                 1992
         ----------------------                                    ----                 ----                 ----
         Monthly basic plus service rate                      $     22.32          $    22.32           $     21.45
         Basic subscribers                                         79,985              75,117                72,430
         Pay units                                                 52,630              55,425                53,247

Franchise expiration dates range from April 1995 to March 2009. Any franchise expiring in 1995 is in the renewal process.

PROGRAMMING SERVICES

         Programming services provided by the Independence System include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Independence System also provides a selection of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

         On February 22, 1994, the General Partner and The Jones Group, Ltd. ("Jones Group"), an affiliate of the General Partner engaged in the cable brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the General Partner, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership.

         On October 21, 1994, plaintiffs filed a motion to dismiss Jones Group in response to Jones Group's argument that Missouri lacked personal jurisdiction over it. Plaintiffs' motion was granted, and plaintiffs then filed an action in Colorado against Jones Group seeking a return of the brokerage commission.

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

         The amount of damages being sought by the plaintiffs has not yet been specified. The General Partner believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. The General Partner further believes that its defenses are meritorious and it intends to vigorously defend the litigation.

         The General Partner and Jones Group have filed motions for summary judgment in the Missouri and Colorado cases, respectively, which are pending before the Missouri and Colorado courts. In addition, the General Partner has conducted written discovery in the form of interrogatories and requests for production of documents, and has noticed the depositions of plaintiffs and plaintiffs' expert. A trial date of April 3, 1995 has been set in the Missouri case, but it will likely be continued in accordance with the General Partner's request. No trial date has been set in the Colorado case. Because defendants' motions have not been resolved and because discovery has just commenced, it is premature to present a realistic evaluation of the probability of a favorable or unfavorable outcome.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         The Partnership's Class A Units are traded on the American Stock Exchange ("AMEX") under the symbol JTV.

         The following table shows the high and low prices as regularly quoted on AMEX for each quarterly period of 1994 for the Partnership's Class A Units:

                                YEAR ENDED 12/31/94              HIGH              LOW
                                -------------------              ----             -----
                                First Quarter                    13               9 7/8
                                Second Quarter                   10 3/8           8 5/8
                                Third Quarter                    11 1/4           8 5/8
                                Fourth Quarter                   11               9 1/4

         At February 15, 1995, there were 1,594 record holders of the Class A Units of the Partnership and 8,322,632 outstanding Class A Units.

         The Partnership distributed $.15 per Class A Unit for each of the calendar quarters in 1994. See Note 4 of the Notes to Financial Statements for discussion of the Partnership's cash distribution policy.

ITEM 6. SELECTED FINANCIAL DATA

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------


                                      1994**           1993**            1992             1991               1990
                                   ------------   ----------------  --------------   --------------     --------------
Revenues                           $27,522,625      $26,955,292      $38,337,748      $38,468,689         $35,622,250
Operating, General and
  Administrative Expenses           13,757,025       13,021,954       18,635,695       18,898,291          17,016,757
Management Fees and Allocated
  Overhead from General Partner      3,450,694        3,228,652        4,459,714        4,270,969           3,940,408
Depreciation and Amortization        8,341,272        9,793,347       15,051,597       17,478,720          16,974,387
Operating Income (Loss)              1,973,634          911,339          190,742       (2,179,291)         (2,309,302)
Net Income (Loss)                      578,056          (57,867)      44,060,105*      (7,224,785)         (8,113,030)
Net Income (Loss) per Class A Unit         .07            ( .01)            5.24            ( .86)               (.96)
Distributions per Class A Unit             .60              .60             3.60              .60                1.20
Weighted Average Number of
  Class A Units Outstanding          8,322,632        8,322,632        8,322,632        8,322,632           8,322,632
General Partner's Deficit              (16,688)         (22,469)         (21,890)        (462,491)           (390,243)
Class A Unitholders' Capital        22,016,109       26,437,414       31,488,281       17,830,251          29,974,868
Total Assets                        48,557,818       48,163,431       52,648,591       86,267,379          97,625,987
Total Debt                          23,493,841       19,029,472       18,570,003       63,986,995          63,734,396

*Includes gain on sale of Alexandria System of $47,118,868 during November 1992. ** Results reflect the sale of the Alexandria System during November 1992.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      1994 Compared to 1993

      Partnership revenues increased $567,333, or approximately 2 percent, from $26,955,292 in 1993 to $27,522,625 in 1994. This increase is primarily the result of increases in basic subscribers. The Independence System added 4,868 basic subscribers in 1994, an increase of approximately 6 percent. Basic subscribers for the Independence System totalled 75,117 at December 31, 1993 compared to 79,985 at December 31, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993.

      Operating, general and administrative expenses increased $735,071, or approximately 6 percent, from $13,021,954 in 1993 to $13,757,025 in 1994.
Operating, general and administrative expense represented 48 percent and 50 percent of revenue in 1993 and 1994, respectively. This increase in operating, general and administrative expenses was primarily due to an increase in programming costs, which accounted for approximately 80 percent of the total increase. No other individual factor was significant to the increase in operating, general and administrative expenses.

      Management fees and allocated overhead from the General Partner increased $222,042, or approximately 7 percent, from $3,228,652 in 1993 to $3,450,694 in
1994 due primarily to increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel expenses and reregulation expenses, a portion of which is allocated to the Partnership.

      Depreciation and amortization expense decreased $1,452,075, or approximately 15 percent, from $9,793,347 in 1993 to $8,341,272 in 1994. This decrease was due to the maturation of the Independence System's asset base.

      Operating income increased $1,062,295, from $911,339 in 1993 to $1,973,634 in 1994. This increase is due to the factors discussed above. Operating income before depreciation and amortization decreased $389,780, or approximately 4 percent, from $10,704,686 in 1993 to $10,314,906 in 1994. This decrease is due to the increases in operating, general and administrative expense and allocated overhead from the General Partner exceeding the increase in revenue. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

      Interest expense increased $321,034, or approximately 33 percent, from $978,624 in 1993 to $1,299,658 in 1994 due to higher interest rates and higher average outstanding balances on interest bearing obligations in 1994. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were 7.09 percent and 4.80 percent, respectively.

      The Partnership reported a net loss of $57,867 in 1993 compared to net income of $578,056 in 1994. The increase was due to the factors discussed above.

      1993 Compared to 1992

      Partnership revenues decreased $11,382,456, or approximately 30 percent, from $38,337,748 in 1992 to $26,955,292 in 1993. This decrease was primarily the result of the sale of the Alexandria System on November 2, 1992. The sale of the Alexandria System resulted in a decrease in 1993 revenues of approximately $12,828,410, while revenues in the Partnership's Independence System increased approximately $1,445,954. An increase in the number of basic subscribers accounted for approximately 46 percent of the increase in revenues for the Independence System. The Independence System added 2,687 basic subscribers in 1993, an increase of approximately 4 percent. Basic subscribers for the Independence System totalled 72,430 at December 31, 1992 compared to 75,117 at December 31, 1993. Basic service rate adjustments primarily accounted for the remainder of the revenue increase. The increase in revenues in the Independence System would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993.

      Operating, general and administrative expenses decreased $5,613,741, or approximately 30 percent, from $18,635,695 in 1992 to $13,021,954 in 1993.
Operating, general and administrative expense represented 48 percent and 49 percent of revenue in 1993 and 1992, respectively. Comparatively, these expenses decreased by approximately $6,632,968 due to the sale of the Alexandria System and increased by approximately $1,019,227 in the Partnership's Independence System. This increase in operating, general and administrative expenses in the Partnership's Independence System was primarily due to an increase in programming costs, which accounted for approximately 37 percent of the increase. Increases in professional services accounted for approximately 23 percent of the increase. No other individual factor was significant to the increase in operating, general and administrative expenses in the Partnership's Independence System.

      Management fees and allocated overhead from the General Partner decreased $1,231,062, or approximately 28 percent, from $4,459,714 in 1992 to $3,228,652 in 1993 due primarily to the decrease in revenues due to the sale of the Alexandria System.

      Depreciation and amortization expense decreased $5,258,250, or approximately 35 percent, from $15,051,597 in 1992 to $9,793,347 in 1993. This decrease was due to the sale of the Alexandria System in November 1992 and the maturation of the Independence System's depreciable asset base.

      Operating income increased $720,597 to $911,339 in 1993 from $190,742 in 1992, due to the factors discussed above.

      Interest expense decreased $2,160,715, or approximately 69 percent, from $3,139,339 in 1992 to $978,624 in 1993 due to lower interest rates and lower average outstanding balances on interest bearing obligations in 1993. A portion of the proceeds from the sale of the Alexandria System were used to repay a portion of the amounts outstanding on the Partnership's credit facility.

      The Partnership recognized a gain on the sale of the Alexandria System in 1992 of $47,118,868. No similar gain was recognized in 1993. The Partnership recorded net income of $44,060,105 in 1992, primarily due to the gain on the Alexandria System, compared to a net loss of $57,867 in 1993.

Financial Condition

      The Partnership's capital expenditures for 1994 totalled approximately $8,500,000. Approximately 54 percent of these expenditures related to the extension and rebuild of cable plant. Service drops to homes accounted for approximately 16 percent of such expenditures. The remainder of the capital expenditures related to various enhancements in the Partnership's Independence System. Funding for these expenditures was provided primarily by cash generated from operations and borrowings from the Partnership's revolving credit facility.

      Anticipated capital expenditures for 1995 are approximately $8,200,000. The continuation of the rebuild of the Independence System is expected to account for approximately 38 percent of the anticipated capital expenditures. Service drops connecting new subscribers are expected to account for approximately 19 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

      The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the Partnership's limited partnership agreement's leverage limitations discussed below. Upon completion of the Alexandria System sale, the maximum amount available under the Partnership's revolving credit facility was reduced to $35,000,000. As of December 31, 1994, $23,000,000 was outstanding, leaving $12,000,000 of available borrowings for future needs. Although the revolving credit period was scheduled to expire on December 31, 1994, the General Partner completed negotiations in December 1994 to extend the revolving credit period to December 31, 1996. Interest on outstanding principal balances is at the Partnership's option of the Prime rate plus .25 percent, the CD rate plus 1.25 percent or the Euro-rate plus 1.25 percent. In addition, a fee of 3/8 percent per annum is required on the unused portion of the commitment.

      The level of borrowing allowed by the Partnership's limited partnership agreement is limited to 25 percent of the fair market value of the Partnership's assets at the time of borrowing or 25 percent of the cost of the Partnership's assets at the time of borrowing, whichever is higher. This limitation restricts the Partnership's ability to borrow funds for capital expenditures and to make distributions. In addition, such limitations may reduce the financial flexibility and liquidity of the Partnership. Further, the payment of principal and interest on outstanding debt obligations will diminish the level of funds available to the Partnership and reduce the financial flexibility of the Partnership. The Partnership's most recent appraisal of the Independence System was $157,046,000. Based upon this appraised value, the Partnership has a borrowing capacity of approximately $39,000,000, which would allow the Partnership to borrow the maximum amount ($12,000,000) currently available under its credit facility.

      The Partnership declared a $.15 per unit distribution for each of the four quarters of 1994. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system. The General Partner will determine the level of distributions on a quarter-by-quarter basis.

Regulatory Matters

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed cost-of-service showings for its Independence System and thus anticipates no further reductions in rates. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received. See
Item I for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

ITEM 8. FINANCIAL STATEMENTS

                        JONES INTERCABLE INVESTORS, L.P.


                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993


                                     INDEX


                                                                                       PAGE
                                                                                       ----
Report of Independent Public Accountants                                                16

Balance Sheets                                                                          17

Statements of Operations                                                                19

Statements of Partners' Capital (Deficit)                                               20

Statements of Cash Flows                                                                21

Notes to Financial Statements                                                           22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Intercable Investors, L.P.:

     We have audited the accompanying balance sheets of JONES INTERCABLE INVESTORS, L.P. (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable Investors, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
 March 8, 1995.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                           ----------------------------------

                 ASSETS                                                           1994             1993
                                                                           ----------------- ----------------
CASH                                                                       $     607,422     $     366,508

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $76,659 and $66,380 at
  December 31, 1994 and 1993, respectively                                       741,315           754,318

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      60,015,800        51,833,995
  Less- accumulated depreciation                                             (25,208,198)      (21,838,729)
                                                                           ------------      ------------
                                                                              34,807,602        29,995,266

  Franchise costs, net of accumulated amortization of
    $35,793,356 and $32,364,488 at December 31, 1994
    and 1993, respectively                                                    12,057,953        15,486,821
  Subscriber lists, net of accumulated amortization of $22,600,000
    and $21,332,901 at December 31, 1994 and 1993, respectively                   -              1,267,099
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $47,562 and $41,310 at
    December 31, 1994 and 1993, respectively                                     202,439           208,691
                                                                           -------------     -------------

          Total investment in cable
            television properties                                             47,067,994        46,957,877

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  141,087            84,728
                                                                           -------------     -------------

          Total assets                                                     $  48,557,818     $  48,163,431
                                                                           =============     =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                            ---------------------------------



     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                  1994               1993
                                                                            -------------       -------------
LIABILITIES:

  Credit facility                                                           $ 23,000,000        $ 18,400,000
  Other debt                                                                     493,841             629,472
  Accounts payable                                                                 5,381              86,490
  Accrued distributions to Class A Unitholders                                 1,248,395           1,248,395
  Accrued liabilities                                                          1,685,890           1,249,896
  Subscriber prepayments                                                         124,890             134,233
                                                                            ------------        ------------

              Total liabilities                                               26,558,397          21,748,486
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000               1,000
    Accumulated deficit                                                          (17,688)            (23,469)
                                                                            ------------        ------------

                                                                                 (16,688)            (22,469)
                                                                            ------------        ------------

  Class A unitholders-
    Net contributed capital
      (8,322,632 units outstanding
      at December 31, 1994 and 1993)                                         116,433,492         116,433,492
    Accumulated deficit                                                       (1,751,179)         (2,323,454)
    Distributions to Unitholders                                             (92,666,204)        (87,672,624)
                                                                            ------------        ------------

                                                                              22,016,109          26,437,414
                                                                            ------------        ------------

              Total liabilities and
                partners' capital (deficit)                                 $ 48,557,818        $ 48,163,431
                                                                            ============        ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------



                                                                 1994             1993             1992
                                                            -----------      -----------      -----------
REVENUES                                                    $27,522,625      $26,955,292      $38,337,748

COSTS AND EXPENSES:
  Operating, general and
    administrative                                           13,757,025       13,021,954       18,635,695
  Management fees and allocated
    overhead from General Partner                             3,450,694        3,228,652        4,459,714
  Depreciation and amortization                               8,341,272        9,793,347       15,051,597
                                                            -----------      -----------      -----------

OPERATING INCOME                                              1,973,634          911,339          190,742
                                                            -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (1,299,658)        (978,624)      (3,139,339)
  Interest income                                                 7,899           17,232            7,874
  Gain on sale of assets                                         -                -            47,118,868
  Other, net                                                   (103,819)          (7,814)        (118,040)
                                                            -----------      -----------      -----------

        Total other income (expense)                         (1,395,578)        (969,206)      43,869,363
                                                            -----------      -----------      -----------

NET INCOME (LOSS)                                           $   578,056      $   (57,867)     $44,060,105
                                                            ===========      ===========      ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                           $     5,781      $      (579)     $   440,601
                                                            ===========      ===========      ===========

  Class A Unitholders                                       $   572,275      $   (57,288)     $43,619,504
                                                            ===========      ===========      ===========

NET INCOME (LOSS) PER CLASS A UNIT                          $       .07      $      (.01)     $      5.24
                                                            ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF CLASS A
  UNITS OUTSTANDING                                           8,322,632        8,322,632        8,322,632
                                                            ===========      ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                            1994                  1993                1992
                                                       -------------        --------------      ---------------
General Partner:
  Balance, beginning of year                          $     (22,469)        $     (21,890)      $     (462,491)
  Net income (loss) for year                                  5,781                  (579)             440,601
                                                       ------------          ------------        -------------

  Balance, end of period                              $     (16,688)        $     (22,469)      $      (21,890)
                                                       ============          ============        =============

Class A Unitholders:
  Balance, beginning of year                            $26,437,414           $31,488,281         $ 17,830,251
  Net income (loss) for year                                572,275               (57,288)          43,619,504
  Distributions to Unitholders                           (4,993,580)           (4,993,579)         (29,961,474)
                                                         ----------            ----------          -----------

  Balance, end of year                                  $22,016,109           $26,437,414         $ 31,488,281
                                                         ==========            ==========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------



                                                                1994               1993               1992
                                                            ------------       ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   578,056        $   (57,867)      $ 44,060,105
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                             8,341,272          9,793,347         15,051,597
    Gain on sale of assets                                        -                   -           (47,118,868)
    Amortization of interest rate protection contract             -                   -               115,868
    Decrease (increase) in trade receivables                     13,003            (78,165)           131,770
    Increase in deposits, prepaid expenses
      and deferred charges                                      (56,359)           (98,521)           (62,141)
    Increase (decrease) in accounts payable, accrued
      liabilities and subscriber prepayments                    345,542            106,817         (2,300,427)
                                                            -----------        -----------       ------------

          Net cash provided by operating activities           9,221,514          9,665,611          9,877,904
                                                            -----------        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (8,451,389)        (4,808,539)        (6,210,829)
Proceeds from the sale of cable
  television system, net                                         -                   -             71,403,150
                                                            -----------        -----------       ------------

          Net cash provided by (used in)
            investing activities                             (8,451,389)        (4,808,539)        65,192,321
                                                            -----------        -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                      7,064,889          2,414,551         19,519,499
Repayment of debt                                            (2,600,520)        (1,955,082)       (64,936,491)
Distributions to unitholders                                 (4,993,580)        (4,993,579)       (29,961,474)
                                                            -----------        -----------       ------------

          Net cash used in financing activities                (529,211)        (4,534,110)       (75,378,466)
                                                            -----------        -----------       ------------

Increase (decrease) in cash                                     240,914            322,962           (308,241)

Cash, beginning of year                                         366,508             43,546            351,787
                                                            -----------        -----------       ------------

Cash, end of year                                           $   607,422        $   366,508       $     43,546
                                                            ===========        ===========       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $ 1,072,838        $ 1,000,042       $  4,027,521
                                                            ===========        ===========       ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)   ORGANIZATION OF PARTNERSHIP

      Formation and Business

      Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership, was formed on September 18, 1986, to acquire, own and operate cable television systems in the United States. On November 28, 1986, the Partnership completed the sale of 3,230,000 Class A Units, representing beneficial ownership of Class A Limited Partnership Interests, to the public at a price of $16.00 per Class A Unit. On May 23, 1987, the Partnership completed the sale of an additional 4,300,000 Class A Units, representing beneficial ownership of Class A Limited Partnership Interests to Jones Intercable, Inc. (800,000 Units) and to the public at a price of $15.00 per Class A Unit. In addition to its 800,000 Class A Units, Jones Intercable, Inc. purchased, through a series of transactions, 792,632 Class B Units. These purchases by Jones Intercable, Inc. represent an approximate 19 percent ownership interest in the Partnership. At December 31, 1989, the Initial Period ended and all Class B Units were converted to Class A Units. Jones Intercable, Inc. is the general partner of the Partnership (the "General Partner"). The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

      In September 1992, the Partnership entered into an agreement with the General Partner to sell its Alexandria System to the General Partner for $73,234,000. This transaction was completed on November 2, 1992. The Partnership recognized a gain of $47,118,868, on this sale. The Partnership used the net sale proceeds to retire a portion of its debt and to distribute $3 per Class A Unit on November 6, 1992. See Note 8, however, for a discussion of pending litigation that seeks, among other things, to rescind the sale of the Alexandria System.

      At December 31, 1994, the Partnership owned the cable television system serving certain communities in and around Independence, Missouri.

      Contributed Capital of the Partnership

      The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit).

      All profits and losses of the Partnership are allocated 99% to the Unitholders and 1 percent to the General Partner.

      Partnership Acquisitions

      The Partnership's acquisitions were accounted for using the "purchase method" of accounting. The allocation of purchase price (determined by independent appraisal) was distributed as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Records

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

      Property, Plant and Equipment

      Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

      Cable distribution systems                                5 - 15 years
      Equipment and tools                                            5 years
      Office furniture and equipment                                 5 years
      Buildings                                                10 - 20 years
      Vehicles                                                       3 years

      Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

      Intangible Assets

      Costs assigned to franchises and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

      Franchise costs                                            1 -  4 years
      Costs in excess of interests
        in net assets purchased                                      32 years

      Revenue Recognition

      Subscriber prepayments are initially deferred and recognized as revenue when earned.


(3)   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

      Management Fees, Reimbursements of Allocated Expenses and Distribution Ratios

      The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1994, 1993 and 1992 were $1,376,131, $1,347,765 and $1,916,887, respectively.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Other overhead costs are allocated primarily based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the years ended December 31, 1994, 1993 and 1992 were $2,074,563, $1,880,887 and $2,542,827, respectively.

      The General Partner will receive 40 percent of distributions made upon sale or refinancing of Partnership cable television systems or upon dissolution after holders of the Class A Units have first received distributions equal to the Preferred Return, plus distributions, other than distributions of Cash Flow from Operations, equal to the capital contributions made to the Partnership with respect to the Class A Units. The "Preferred Return" is defined as a return equal to 10 percent per annum, cumulative and non-compounded on an amount equal to the capital contribution made with respect to a Class A Unit, less any portion of such amount which has been returned to the holders of Class A Units from prior sale or refinancing proceeds; provided that such return will be reduced by all prior distributions of Cash Flow from Operations on the Class A Units, and certain prior distributions of proceeds from sales or refinancing of Partnership cable television properties.

      The Partnership is charged interest on accounts payable to the General Partner at a rate which approximates the General Partner's weighted average cost of borrowing. In addition, the Partnership was charged interest on a note payable to the General Partner at a rate equal to the interest rate payable on the Partnership's credit facility. This note was repaid in November 1992. Total interest charged to the Partnership by the General Partner during 1992 was $182,620. There was no interest charged to the Partnership by the General Partner during 1994 and 1993.

      Payments to/from Affiliates for Programming Services

      The Partnership receives programming from Product Information Network, Superaudio and The Mind Extension University, affiliates of the General Partner. Payments to Superaudio totalled approximately $46,113, $45,763 and $63,485 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled approximately $41,783, $26,607 and $36,366 in 1994, 1993 and 1992, respectively. The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $4,073 in 1994.

(4)   DISTRIBUTIONS TO UNITHOLDERS

      The Partnership declared a $.15 per unit distribution for each of the four quarters of 1994. All declared distributions were paid at December 31, 1994, except for the fourth quarter distribution, which was paid in February 1995. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

(5)       PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, 1994 and 1993, consists of the following:

                                                                          DECEMBER 31,
                                                              ----------------------------------

                                                                   1994                1993
                                                              -------------        -------------
         Cable distribution systems                           $ 55,538,168         $ 47,695,104
         Equipiment and tools                                    1,478,965            1,281,557
         Office furniture and equipment                            492,444              439,794
         Buildings                                                 816,670              673,280
         Vehicles                                                1,638,553            1,693,260
         Land                                                       51,000               51,000
                                                              ------------         ------------
                                                                60,015,800           51,833,995

         Less - accumulated depreciation                       (25,208,198)         (21,838,729)
                                                              ------------         ------------

                                                              $ 34,807,602         $ 29,995,266
                                                              ============         ============


(6)   DEBT

Debt consists of the following:

                                                                       DECEMBER 31,
                                                              ---------------------------------

                                                                 1994                  1993
                                                              -----------           -----------
      Lending institutions-
        Revolving credit and term loan                        $23,000,000           $18,400,000

      Capital lease obligations                                   493,841               629,472
                                                              -----------           -----------

                                                              $23,493,841           $19,029,472
                                                              ===========           ===========

      As of December 31, 1994, $23,000,000 was outstanding on the Partnership's $35,000,000 revolving credit facility, leaving $12,000,000 of available borrowings for future needs. Although the revolving credit period was scheduled to expire on December 31, 1994, the General Partner completed negotiations in December 1994 to extend the revolving credit period to December 31, 1996. Interest on outstanding principal balances is at the Partnership's option of the Prime rate plus .25 percent, the CD rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on outstanding obligations as of December 31, 1994 and 1993 were 7.09 percent and 4.8 percent, respectively. In addition, a fee of 3/8 percent per annum is required on the unused portion of the commitment.

      Installments due on debt principal and capital lease obligations for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are $148,152, $148,152, $1,298,152, $2,924,385, $5,750,000 and
$13,225,000. At December 31, 1994, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.


(7)   INCOME TAXES

      Income taxes have not been recorded in the accompanying financial statements because the Partnership will pay no Federal or state income taxes as an entity. Instead, all of the income, gains, losses, deductions and credits of the Partnership will pass through to the General Partner and the Unitholders. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

      The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the General Partner and Unitholders would likely be changed accordingly.

      Taxable income to the General Partner and Unitholders is different from that reported in the statements of operations largely due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System. Since the Partnership has previously made an IRC Section 754 election, the cost basis of the Partnership assets has been increased or decreased to reflect the difference between the new unitholders' purchase price and their proportionate share of the adjusted tax basis of the Partnership properties. The portion of this adjustment which relates to depreciable or amortizable assets results in difference between book and tax depreciation or amortization. Under IRC Section 197, certain intangibles placed in service after August 10, 1993, including goodwill, are allowed to be amortized over a 15 year period for tax purposes, creating additional book and tax amortization differences. There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

      The General Partner does not expect any currently proposed tax legislation to have a significant impact on the business of the Partnership. Current tax law impacts the Unitholders due to limitations on the utilization of passive losses generated by the Partnership. Investors in Publicly Traded Partnerships ("PTP's"), such as Jones Intercable Investors, L.P., are subject to additional limitations under the passive-activity loss rules as amended by the Revenue Act of 1987. Passive losses reported on Schedule K-1, Form 1065, by a PTP can only be used to offset passive income from the same partnership. Passive losses of a PTP which are limited by this rule may be carried forward.

(8)   COMMITMENTS AND CONTINGENCIES


         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed cost-of-service showings for its Independence System and thus anticipates no further reductions in rates. The cost-of-service showings have not received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received.


         On February 22, 1994, the General Partner and The Jones Group, Ltd. ("Jones Group"), a subsidiary of the General Partner engaged in the cable brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the General Partner, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership.

         On October 21, 1994, plaintiffs filed a motion to dismiss Jones Group in response to Jones Group's argument that Missouri lacked personal jurisdiction over it. Plaintiffs' motion was granted, and plaintiffs then filed an action in Colorado against Jones Group seeking a return of the brokerage commission.

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

         The amount of damages being sought by the plaintiffs has not yet been specified. The General Partner believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. The General Partner further believes that its defenses are meritorious and it intends to vigorously defend the litigation.

         The General Partner and Jones Group have filed motions for summary judgment in the Missouri and Colorado cases, respectively, which are pending before the Missouri and Colorado courts. In addition, the General Partner has conducted written discovery in the form of interrogatories and requests for production of documents, and has noticed the depositions of plaintiffs and plaintiffs' expert. A trial date of April 3, 1995 has been set in the Missouri case, but it will likely be continued in accordance with the General Partner's request. No trial date has been set in the Colorado case. Because defendants' motions have not been resolved and because discovery has just commenced, it is premature to present a realistic evaluation of the probability of a favorable or unfavorable outcome.

      The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totalled $147,185, $63,698 and $282,117, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

             1995                          $155,996
             1996                           148,096
             1997                           141,051
             1998                           123,996
             1999                            35,999
             Thereafter                       -
                                           --------

                                           $605,138
                                           ========

(9)   SUPPLEMENTARY PROFIT AND LOSS INFORMATION

      Supplementary profit and loss information for the respective years is presented below:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------

                                                                         1994               1993               1992
                                                                      ----------         ----------         ----------
      Maintenance and repairs                                         $  303,262         $  327,242         $  345,305
                                                                      ==========         ==========         ==========

      Taxes, other than income and payroll taxes                      $  199,752         $  239,760         $  352,796
                                                                      ==========         ==========         ==========

      Advertising                                                     $  319,442         $  272,051         $  499,934
                                                                      ==========         ==========         ==========

      Depreciation of property, plant and equipment                   $3,639,053         $3,129,651         $5,268,585
                                                                      ==========         ==========         ==========

      Amortization of intangible assets                               $4,702,219         $6,663,696         $9,783,012
                                                                      ==========         ==========         ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

                               Name                    Age               POSITIONS WITH THE GENERAL PARTNER
                               ----                    ---               ----------------------------------
                 Glenn R. Jones                        65        Chairman of the Board and Chief Executive Officer
                 Derek H. Burney                       55        Vice Chairman of the Board
                 James B. O'Brien                      45        President, Chief Operating Officer and Director
                 Ruth E. Warren                        45        Group Vice President/Operations
                 Kevin P. Coyle                        43        Group Vice President/Finance
                 Christopher J. Bowick                 40        Group Vice President/Technology
                 Timothy J. Burke                      44        Group Vice President/Taxation/Administration
                 Raymond L. Vigil                      48        Group Vice President/Human Resources and Director
                 Cynthia A. Winning                    43        Group Vice President/Marketing
                 Elizabeth M. Steele                   43        Vice President/General Counsel/Secretary
                 Larry W. Kaschinske                   35        Controller
                 James J. Krejci                       53        Director
                 Christine Jones Marocco               39        Director
                 Daniel E. Somers                      47        Director
                 Robert S. Zinn                        58        Director
                 David K. Zonker                       41        Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice
President/Operations of the General Partner in September 1990.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

         Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee.
From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the Independence System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         From time to time, The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for the Partnership in connection with Partnership acquisitions and sales.

         The Independence System receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party and educational video programming from Mind Extension University, Inc., an affiliate of the General Partner for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Independence System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $4,073.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:


                                                                                 AT DECEMBER 31,
                                                              -----------------------------------------------------

                                                                 1994                 1993*                 1992
                                                                 ----                 -----                 ----
         Management fees                                      $1,376,131           $1,347,765            $1,916,887
         Allocation of expenses                                2,074,563            1,880,887             2,542,827
         Brokerage fees                                              -0-                  -0-             1,830,950
         Interest on advances paid to the General Partner
                                                                     -0-                  -0-               182,620
         Programming fees:
                 Superaudio                                       46,113               45,763                63,485
                 Mind Extension University                        41,783               26,607                36,366

         *The decreases appearing in 1993 in the fees and expense allocations reflect the sale in 1992 of the Alexandria, Virginia cable television system.

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)1. See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

         3.
                          Exhibits:

             4.1          Limited Partnership Agreement for Jones Intercable
                          Investors, L.P.  (1)

             10.1.1       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the Village of Baldwin Park, Missouri.
                          (3)

             10.1.2       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Bates, Missouri.  (4)

             10.1.3       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Blue Springs, Missouri.
                          (2)

             10.1.4       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Grain Valley, Missouri.
                          (2)

             10.1.5       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Greenwood, Missouri.  (2)

             10.1.6       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Independence, Missouri.
                          (2)

             10.1.7       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the County of Jackson, Missouri.  (3)

             10.1.8       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the County of Johnson, Missouri.  (3)

             10.1.9       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lake Lotawana, Missouri.
                          (2)

             10.1.10      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lake Tapawingo, Missouri.
                          (2)

             10.1.11      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lake Winnebago, Missouri.
                          (2)

             10.1.12      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lee's Summit, Missouri.
                          (2)

             10.1.13      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Oak Grove, Missouri.  (2)

             10.1.14      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Odessa, Missouri.  (2)





             10.1.15      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Olathe, Kansas.  (2)

             10.1.16      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Peculiar, Missouri.  (2)

             10.1.17      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Pleasant Hill, Missouri.
                          (2)

             10.1.18      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Raymore, Missouri.  (2)

             10.1.19      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Raytown, Missouri.  (2)

             10.1.20      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Sugar Creek, Missouri.  (2)

             10.2.1       Revolving Credit and Term Loan Agreement dated as of
                          August 27, 1987, between the Partnership, Mellon
                          Bank, N.A. and other banks.  (2)

             10.2.2       Amendment No. 1 dated May 5, 1989 to the Revolving
                          Credit and Term Loan Agreement.  (4)

             10.2.3       Amendment No. 2 dated August 10, 1990 to the
                          Revolving Credit and Term Loan Agreement.  (4)

             10.2.4       Amendment No. 3 dated June 30, 1992 to the Revolving
                          Credit and Term Loan Agreement.  (4)

             10.2.5       Amendment No. 4 dated September 30, 1992 to the
                          Revolving Credit and Term Loan Agreement.  (4)

             10.2.6       Amendment No. 5 dated June 30, 1993 to the Revolving
                          Credit and Term Loan Agreement. (5)

             10.2.7       Amendment No. 6 dated August 31, 1993 to the
                          Revolving Credit and Term Loan Agreement. (5)

             10.2.8       Amendment No. 7 dated February 28, 1994 to the
                          Revolving Credit and Term Loan Agreement. (5)

             10.2.9       Amendment No. 8 dated as of December 23, 1994 to the
                          Revolving Credit and Term Loan Agreement.

             27           Financial Data Schedule

            -------------------

             (1) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1986.

             (2) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1987.



             (3)          Incorporated by reference from Registrant's Annual
                          Report on Form 10-K for fiscal year ended December
                          31, 1988.

             (4)          Incorporated by reference from Registrant's Annual
                          Report on Form 10-K for fiscal year ended December
                          31, 1992.

             (5)          Incorporated by reference from Registrant's Annual
                          Report on Form 10-K for fiscal year ended December
                          31, 1993.

         (b)              Reports on Form 8-K

                          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JONES INTERCABLE INVESTORS, L.P.,
                                        a Colorado limited partnership
                                        By:      Jones Intercable, Inc.


                                        By:      /s/ Glenn R. Jones
                                                 -------------------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board
Dated:       March 27, 1995                      and Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By:      /s/ Glenn R. Jones
                                                 -------------------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board
                                                 and Chief Executive Officer
Dated:       March 27, 1995                      (Principal Executive Officer)


                                        By:      /s/ Kevin P. Coyle
                                                 -------------------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
Dated:       March 27, 1995                      (Principal Financial Officer)


                                        By:      /s/ Larry Kaschinske
                                                 -------------------------------
                                                 Larry Kaschinske
                                                 Controller
Dated:       March 27, 1995                      (Principal Accounting Officer)


                                        By:      /s/ James B. O'Brien
                                                 -------------------------------
                                                 James B. O'Brien
Dated:       March 27, 1995                      President and Director


                                        By:      /s/ Raymond L. Vigil
                                                 -------------------------------
                                                 Raymond L. Vigil
Dated:       March 27, 1995                      Group Vice President and
                                                 Director


                                        By:      /s/ Robert S. Zinn
                                                 -------------------------------
                                                 Robert S. Zinn
Dated:       March 27, 1995                      Director

                                        By:      /s/ David K. Zonker
                                                 -------------------------------
                                                 David K. Zonker
Dated:       March 27, 1995                      Director


                                        By:
                                                 -------------------------------
                                                 Derek H. Burney
Dated:                                           Director


                                        By:
                                                 -------------------------------
                                                 James J. Krejci
Dated:                                           Director


                                        By:
                                                 -------------------------------
                                                 Christine Jones Marocco
Dated:                                           Director


                                        By:
                                                 -------------------------------
                                                 Daniel E. Somers
Dated:                                           Director

                                        EXHIBIT INDEX

           Exhibit                                                                      Page
           --------                                                                     ----
             4.1          Limited Partnership Agreement for Jones Intercable
                          Investors, L.P.  (1)

             10.1.1       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the Village of Baldwin Park, Missouri.
                          (3)

             10.1.2       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Bates, Missouri.  (4)

             10.1.3       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Blue Springs, Missouri.
                          (2)

             10.1.4       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Grain Valley, Missouri.
                          (2)

             10.1.5       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Greenwood, Missouri.  (2)

             10.1.6       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Independence, Missouri.
                          (2)

             10.1.7       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the County of Jackson, Missouri.  (3)

             10.1.8       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the County of Johnson, Missouri.  (3)

             10.1.9       Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lake Lotawana, Missouri.
                          (2)

             10.1.10      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lake Tapawingo, Missouri.
                          (2)

             10.1.11      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lake Winnebago, Missouri.
                          (2)

             10.1.12      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Lee's Summit, Missouri.
                          (2)

             10.1.13      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Oak Grove, Missouri.  (2)

             10.1.14      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Odessa, Missouri.  (2)



             Exhibit                                                                    Page
             -------                                                                    ----

             10.1.15      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Olathe, Kansas.  (2)

             10.1.16      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Peculiar, Missouri.  (2)

             10.1.17      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Pleasant Hill, Missouri.
                          (2)

             10.1.18      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Raymore, Missouri.  (2)

             10.1.19      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Raytown, Missouri.  (2)

             10.1.20      Copy of a franchise and related documents thereto
                          granting a community antenna television system
                          franchise for the City of Sugar Creek, Missouri.  (2)

             10.2.1       Revolving Credit and Term Loan Agreement dated as of
                          August 27, 1987, between the Partnership, Mellon
                          Bank, N.A. and other banks.  (2)

             10.2.2       Amendment No. 1 dated May 5, 1989 to the Revolving
                          Credit and Term Loan Agreement.  (4)

             10.2.3       Amendment No. 2 dated August 10, 1990 to the
                          Revolving Credit and Term Loan Agreement.  (4)

             10.2.4       Amendment No. 3 dated June 30, 1992 to the Revolving
                          Credit and Term Loan Agreement.  (4)

             10.2.5       Amendment No. 4 dated September 30, 1992 to the
                          Revolving Credit and Term Loan Agreement.  (4)

             10.2.6       Amendment No. 5 dated June 30, 1993 to the Revolving
                          Credit and Term Loan Agreement.  (5)

             10.2.7       Amendment No. 6 dated August 31, 1993 to the
                          Revolving Credit and Term Loan Agreement.  (5)

             10.2.8       Amendment No. 7 dated February 28, 1994 to the
                          Revolving Credit and Term Loan Agreement.  (5)

             10.2.9       Amendment No. 8 dated as of December 23, 1994 to the
                          Revolving Credit and Term Loan Agreement.

             27           Financial Data Schedule

             ----------------

             (1) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1986.

             (2) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1987.

             (3) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1988.

             (4) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992.


             (5) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1993.