Form 10-Q
period 1995-03-31
JONES INTERCABLE INVESTORS L P
filed 1995-05-15
CIK 802361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1995
                               --------------

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ___________________ to _____________________

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

                                (303) 792-3111
                     ------------------------------------
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                             No
    -------                                                             ------


Units outstanding as of the close of the period covered by this report:

8,322,632 Class A Units

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                           March 31,             December 31,
                   ASSETS                                                    1995                    1994
                   ------                                               ---------------        ----------------
CASH                                                                     $    605,285            $    607,422

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $64,371 and $76,659 at March 31, 1995
  and December 31, 1994, respectively                                         605,775                 741,315

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   61,021,794              60,015,800
  Less- accumulated depreciation                                          (26,303,233)            (25,208,198)
                                                                          -----------             -----------
                                                                           34,718,561              34,807,602

Franchise costs, net of accumulated amortization of
  $36,650,573 and $35,793,356 at March 31, 1995 and
  December 31, 1994, respectively                                          11,200,736              12,057,953
Costs in excess of interests in net assets purchased, net of accumulated amortization of $49,126 and $47,562 at
  March 31, 1995 and December 31, 1994, respectively                          200,875                 202,439
                                                                          -----------             -----------

            Total investment in cable
              television properties                                        46,120,172              47,067,994

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               104,363                 141,087
                                                                          -----------             -----------

            Total assets                                                 $ 47,435,595            $ 48,557,818
                                                                          ===========             ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         March 31,          December 31,
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1995                 1994
    -------------------------------------------                      ---------------      ---------------
LIABILITIES:
  Credit facility                                                      $ 24,100,000         $ 23,000,000
  Other debt                                                                420,415              493,841
  Trade accounts payable                                                     -                     5,381
  Accrued distributions to Class A Unitholders                            1,248,395            1,248,395
  Accrued liabilities                                                       560,892            1,685,890
  Subscriber prepayments                                                    133,440              124,890
                                                                        -----------          -----------

              Total liabilities                                          26,463,142           26,558,397
                                                                        -----------          -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                1,000
    Accumulated deficit                                                     (15,474)             (17,688)
                                                                        -----------          -----------
                                                                            (14,474)             (16,688)
                                                                        -----------          -----------

  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
       March 31, 1995 and December 31, 1994)                            116,433,492          116,433,492
  Accumulated deficit                                                    (1,531,966)          (1,751,179)
  Distributions to Unitholders                                          (93,914,599)         (92,666,204)
                                                                        -----------          -----------

                                                                         20,986,927           22,016,109
                                                                        -----------          -----------

              Total liabilities and
                partners' capital (deficit)                            $ 47,435,595         $ 48,557,818
                                                                        ===========          ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                       --------------------------------
                                                                           1995                1994
                                                                       ------------        ------------
REVENUES                                                                $7,239,990           $6,803,606

COSTS AND EXPENSES:
   Operating expenses                                                    3,684,931            3,354,296
   Management fees and allocated overhead
      from General Partner                                                 912,632              864,406
   Depreciation and amortization                                         1,957,919            2,564,377
                                                                         ---------            ---------

OPERATING INCOME                                                           684,508               20,527
                                                                         ---------            ---------

OTHER INCOME (EXPENSE):
   Interest expense                                                       (464,796)            (249,910)
   Other, net                                                                1,715                1,926
                                                                         ---------            ---------

          Total other income (expense), net                               (463,081)            (247,984)
                                                                         ---------            ---------

NET INCOME (LOSS)                                                       $  221,427           $ (227,457)
                                                                         =========            =========

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                                      $    2,214           $   (2,275)
                                                                         =========            =========

   Class A Unitholders                                                  $  219,213           $ (225,182)
                                                                         =========            =========

NET INCOME (LOSS) PER CLASS A UNIT                                      $      .03           $     (.03)
                                                                         =========            =========

WEIGHTED AVERAGE NUMBER OF CLASS A
   UNITS OUTSTANDING                                                     8,322,632            8,322,632
                                                                         =========            =========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                      ------------------------------------------
                                                                            1995                      1994
                                                                      ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income  (loss)                                                   $   221,427               $  (227,457)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                    1,953,816                 2,561,835
         Amortization of capitalized loan fees                                4,103                     2,542
         Decrease in trade receivables                                      135,540                   249,818
         Decrease (increase) in deposits, prepaid expenses
             and deferred charges                                            32,621                   (89,189)
         Decrease in trade accounts payable, accrued
             liabilities and subscriber prepayments                      (1,121,829)                 (130,084)
                                                                         ----------                ----------

               Net cash provided by operating activities                  1,225,678                 2,367,465
                                                                         ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (1,005,994)                 (764,483)
                                                                         ----------                ----------

               Net cash used in investing activities                     (1,005,994)                 (764,483)
                                                                         ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                               1,600,000                   800,000
   Repayment of debt                                                       (573,426)               (1,069,692)
   Distributions to unitholders                                          (1,248,395)               (1,248,395)
                                                                         ----------                ----------

             Net cash used in financing activities                         (221,821)               (1,518,087)
                                                                         ----------                ----------

Increase (decrease) in cash                                                  (2,137)                   84,895

Cash, beginning of period                                                   607,422                   366,508
                                                                         ----------                ----------

Cash, end of period                                                     $   605,285               $   451,403
                                                                         ==========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                        $   570,123               $   255,323
                                                                         ==========                ==========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at March 31, 1995 and December 31, 1994, and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and March 31, 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

      The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 were $362,000 and $340,180, respectively.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services, and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated primarily based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 were $550,632 and $524,226, respectively.

(3) On February 22, 1994, the General Partner and The Jones Group, Ltd. ("Jones Group"), a subsidiary of the General Partner engaged in the cable television system brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit sought rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the General Partner, which sale was completed on November 2, 1992. It also sought a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and sought an accounting and other equitable relief. The plaintiffs also allege that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership.

         On October 21, 1994, plaintiffs filed a motion to dismiss Jones Group as a defendant in response to Jones Group's argument that Missouri lacked personal jurisdiction over it. Plaintiffs' motion was granted, and plaintiffs then filed an action in the State of Colorado against Jones Group seeking a return of the brokerage commission.

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

         The General Partner filed a motion for summary judgment in Missouri case. In response thereto, the Missouri court has entered an order dismissing the plaintiffs' claims for rescission and disallowing the plaintiffs' request for a jury trial. The only remaining claim, therefore, in the Missouri case is a claim for an accounting. The General Partner and Jones Group also have filed motions for summary judgment in the Colorado case, which are pending before the Colorado court. In addition, the General Partner has conducted written discovery in the form of interrogatories and requests for production of documents, and has noticed the depositions of plaintiffs and plaintiffs' expert. No trial date in either the Missouri case or the Colorado case has been set. Because certain of the defendants' motions have not been resolved and because discovery has just commenced, it is premature to present a realistic evaluation of the probability of a favorable or unfavorable outcome.

(4) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $1,225,678, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Partnership's Independence System totaled approximately $1,006,000 during the first quarter of 1995. Approximately 38 percent of these expenditures were for the extension and rebuild of cable plant. Approximately 32 percent of these expenditures were for the construction of service drops to subscriber homes. The remaining expenditures were for various enhancements in the Partnership's Independence System. Funding for these expenditures was provided by cash generated from operations. Budgeted capital expenditures for the remainder of 1995 are approximately $7,182,000. The rebuild of the Independence System is expected to account for approximately 38 percent of the anticipated remaining capital expenditures. Service drops connecting new subscribers are expected to account for approximately 17 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

      The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. Upon completion of the Alexandria System sale, the maximum amount available under the Partnership's revolving credit facility was reduced to $35,000,000. As of March 31, 1995, $24,100,000 was outstanding, leaving $10,900,000 of available borrowings for future needs. Although the revolving credit period was scheduled to expire on December 31, 1994, the General Partner completed negotiations in December 1994 to extend the revolving credit period to December 31, 1996. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. In addition, a fee of 3/8 percent per annum is required on the unused portion of the commitment. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.73 percent and 4.61 percent, respectively.

      The level of borrowings allowed by the Partnership's limited partnership agreement is 25 percent of the fair market value of the Partnership's assets at the time of borrowing or 25 percent of the cost of the Partnership's assets at the time of borrowing, whichever is higher. This limitation restricts the Partnership's ability to borrow funds for capital expenditures and to make distributions. In addition, such limitations may reduce the financial flexibility and liquidity of the Partnership. Further, the payment of the principal and interest on outstanding debt obligations will diminish the level of funds available to the Partnership and reduce the financial flexibility of the Partnership. The Partnership's most recent appraisal of the Independence System was $157,046,000. Based upon this appraised value, the Partnership has a borrowing capacity of approximately $39,000,000, which would allow the Partnership to borrow the maximum amount ($35,000,000) currently available under its credit facility.

      The Partnership has declared a $.15 per unit distribution for the first quarter of 1995 which will be paid. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions, and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including the Independence System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

          On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership has filed cost-of-service showings for its Independence System and thus anticipates no further reductions in rates. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost of service showings will prevent rate reductions until such final approvals are received.

                             RESULTS OF OPERATIONS

      Revenues of the Partnership increased $436,384, or approximately 6 percent, from $6,803,606 for the three months ended March 31, 1994 to $7,239,990 for the three months ended March 31, 1995. The increase in revenue in the Independence System is primarily a result of increases in the number of basic subscribers. Basic subscribers increased 4,646, or approximately 6 percent, from 76,158 at March 31, 1994 to 80,814 at March 31, 1995. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

      Operating expenses increased $330,635, or approximately 10 percent, from $3,354,296 for the period ending March 31, 1994 to $3,684,931 for the period ending March 31, 1995. Operating expense represented approximately 49 percent and 51 percent of revenue in 1994 and 1995, respectively. This increase in operating expenses in the Partnership's Independence System was primarily due to an increase in programming-related costs, which accounted for approximately 64 percent of the total increase in operating expenses. No other individual factor was significant to the increase in operating expense in the Partnership's Independence System.

      Management fees and allocated overhead from the General Partner increased $48,226, or approximately 6 percent, from $864,406 for the first three months of 1994 to $912,632 for the comparable 1995 period. This increase was due primarily to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership.

      Depreciation and amortization expense decreased $606,458, or approximately 24 percent, from $2,564,377 in 1994 to $1,957,919 in 1995. This decrease is due to the maturation of the Independence System's asset base.

      Operating income increased $663,981 to $684,508 in 1995 compared to $20,527 in 1994. This change is due primarily to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization increased $57,523, or approximately 2 percent, from $2,584,904 for the three months ended March 31, 1994 to $2,642,427 for the similar period in 1995. This decrease is due to the increases in operating expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

      Interest expense increased $214,886, or approximately 86 percent, from $249,910 in 1994 to $464,796 in 1995 due to higher outstanding balances on interest-bearing obligations and to higher interest rates in 1995 as compared to 1994. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.73 percent and 4.61 percent, respectively.

      The Partnership recorded net loss of $227,457 in the first quarter of 1994 compared to net income of $221,427 in the first quarter of 1995. This change is primarily due to the change in operating income discussed above.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

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

                                           JONES INTERCABLE INVESTORS, L.P.
                                           BY: JONES INTERCABLE, INC.
                                                 General Partner



                                           By: /S/ Kevin P. Coyle
                                               --------------------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
                                                 (Principal Financial Officer)

Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule