Form 10-Q
period 1995-06-30
JONES INTERCABLE INVESTORS L P
filed 1995-08-14
CIK 802361

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to ___________

                       Commission File Number:  1-9287

                       JONES INTERCABLE INVESTORS, L.P.
               Exact name of registrant as specified in charter

Colorado                                                            36-3468573
State of organization                                   I.R.S. employer I.D. #

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No ______


Units outstanding as of the close of the period covered by this report:

8,322,632 Class A Units

                      JONES INTERCABLE INVESTORS, L. P.
                           (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                        June 30,           December 31,
             ASSETS                                                       1995                 1994
             ------                                                   -------------       --------------
CASH                                                                  $     670,402       $      607,422

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $67,343 and $76,659 at June 30, 1995
  and December 31, 1994, respectively                                       521,934              741,315

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 62,351,093           60,015,800
  Less- accumulated depreciation                                        (27,377,024)         (25,208,198)
                                                                       ------------         ------------
                                                                         34,974,069           34,807,602

Franchise costs, net of accumulated amortization of
  $37,507,789 and $35,793,356 at June 30, 1995 and
  December 31, 1994, respectively                                        10,343,520           12,057,953
Costs in excess of interests in net assets purchased, net of accumulated amortization of $50,689 and $47,562 at
  June 30, 1995 and December 31, 1994, respectively                         199,312              202,439
                                                                       ------------         ------------
             Total investment in cable
               television properties                                     45,516,901           47,067,994

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             165,580              141,087
                                                                       ------------         ------------
             Total assets                                              $ 46,874,817         $ 48,557,818
                                                                       ============         ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES INTERCABLE INVESTORS, L. P.
                           (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                         June 30,           December 31,
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1995                 1994
    -------------------------------------------                        ------------         ------------
LIABILITIES:
  Credit facility                                                      $ 23,300,000         $ 23,000,000
  Other debt                                                                462,722              493,841
  Trade accounts payable                                                     34,590                5,381
  Accrued distributions to Class A Unitholders                            1,248,395            1,248,395
  Accrued liabilities                                                     1,477,017            1,685,890
  Subscriber prepayments                                                    118,961              124,890
                                                                       ------------         ------------
              Total liabilities                                          26,641,685           26,558,397
                                                                       ------------         ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                1,000
    Accumulated deficit                                                     (10,383)             (17,688)
                                                                       ------------         ------------
                                                                             (9,383)             (16,688)
                                                                       ------------         ------------
  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
       June 30, 1995 and December 31, 1994)                             116,433,492          116,433,492
  Accumulated deficit                                                    (1,027,983)          (1,751,179)
  Distributions to Unitholders                                          (95,162,994)         (92,666,204)
                                                                       ------------         ------------
                                                                         20,242,515           22,016,109
                                                                       ------------         ------------
              Total liabilities and
                partners' capital (deficit)                            $ 46,874,817         $ 48,557,818
                                                                       ============         ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES INTERCABLE INVESTORS, L. P.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended         For the Six Months Ended
                                                               June 30,                          June 30,
                                                     ---------------------------      ----------------------------
                                                        1995             1994            1995              1994
                                                     ----------       ----------      -----------      -----------
REVENUES                                             $7,484,211       $6,823,587      $14,724,201      $13,627,193

COSTS AND EXPENSES:
  Operating expenses                                  3,667,387        3,431,439        7,352,318        6,785,735
  Management fees and allocated overhead
    from General Partner                                865,066          843,084        1,777,698        1,707,490
  Depreciation and amortization                       1,957,931        2,213,318        3,915,850        4,777,695
                                                     ----------       ----------      -----------      -----------
OPERATING INCOME                                        993,827          335,746        1,678,335          356,273
                                                     ----------       ----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense                                     (483,646)        (283,850)        (948,442)        (533,760)
  Other, net                                             (1,107)         (57,846)             608          (55,920)
                                                     ----------       ----------      -----------      -----------
         Total other income (expense)                  (484,753)        (341,696)        (947,834)        (589,680)
                                                     ----------       ----------      -----------      -----------
NET INCOME (LOSS)                                    $  509,074       $   (5,950)     $   730,501      $  (233,407)
                                                     ==========       ==========      ===========      ===========
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $    5,091       $      (60)     $     7,305      $    (2,334)
                                                     ==========       ==========      ===========      ===========
  Class A Unitholders                                $  503,983       $   (5,890)     $   723,196      $  (231,073)
                                                     ==========       ==========      ===========      ===========
NET INCOME (LOSS) PER CLASS A UNIT                   $      .07       $      .00      $       .10      $      (.03)
                                                     ==========       ==========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                           8,322,632        8,322,632        8,322,632        8,322,632
                                                     ==========       ==========      ===========      ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                      JONES INTERCABLE INVESTORS, L. P.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           For the Six Months Ended
                                                                                    June 30,
                                                                        ------------------------------
                                                                              1995           1994
                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $   730,501        $  (233,407)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                    3,915,850          4,777,695
         Decrease in trade receivables                                      219,381             91,645
         Increase in deposits, prepaid expenses
           and deferred charges                                             (53,957)           (92,930)
         Decrease in trade accounts payable, accrued
           liabilities and subscriber prepayments                          (185,593)           (43,674)
                                                                        -----------        -----------
            Net cash provided by operating activities                     4,626,182          4,499,329
                                                                        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (2,335,293)        (2,448,190)
                                                                        -----------        -----------
            Net cash used in investing activities                        (2,335,293)        (2,448,190)
                                                                        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                               1,715,969          2,400,000
   Repayment of debt                                                     (1,447,088)        (1,940,667)
   Distributions to unitholders                                          (2,496,790)        (2,496,790)
                                                                        -----------        -----------
           Net cash used in financing activities                         (2,227,909)        (2,037,457)
                                                                        -----------        -----------
Increase in cash                                                             62,980             13,682

Cash, beginning of period                                                   607,422            366,508
                                                                        -----------        -----------
Cash, end of period                                                     $   670,402        $   380,190
                                                                        ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                        $ 1,058,132        $   442,947
                                                                        ===========        ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                       JONES INTERCABLE INVESTORS, L.P.
                           (A Limited Partnership)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

        The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 were $374,211 and $736,210, respectively, as compared to $341,179 and $681,360, respectively, for the similar 1994 periods.

        The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services, and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 were $490,855 and $1,041,488, respectively, as compared to $501,905 and $1,026,130, respectively, for the similar 1994 periods.

(3)     On February 22, 1994, the General Partner and The Jones Group,
Ltd. (the "Jones Group"), a subsidiary of the General Partner engaged in the cable television system brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652, was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. As originally filed, the suit sought rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to the General Partner, which sale was completed on November 2, 1992. It also sought a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale and an accounting and other equitable relief. The plaintiffs also alleged that the $1,800,000 commission paid to Jones Group by the Partnership in connection with such sale was improper, and asked the Court to order that such commission be repaid to the Partnership.

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

        The General Partner and Jones Group filed motions for summary judgment in the Missouri and Colorado cases, respectively. The Missouri court granted the General Partner's motion in part and dismissed all counts of the complaint for rescission. It also struck the plaintiffs' jury demand. The Colorado court also granted Jones Group's motion in part finding that the payment of the brokerage commission was not a breach of the partnership agreement, but leaving for trial the issue of whether such payment constituted a breach of fiduciary duty.

        Subsequently, the plaintiffs have filed an amended complaint in the Missouri case, recasting their allegations in terms of breach of contract, common law fraud, conversion and breach of fiduciary duty. The plaintiffs have reasserted their right to a jury trial.

        The General Partner has conducted written discovery in the form of interrogatories and requests for production of documents, and has noticed the depositions of plaintiffs and plaintiffs' expert. No trial date has been set in the Missouri case or in the Colorado case. Because discovery has just commenced, it is premature to present a realistic evaluation of the probability of a favorable or unfavorable outcome. However, the General Partner believes both that the appraisals were proper and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. The General Partner further believes that its defenses are meritorious and it intends to vigorously defend the litigation.

(4) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                       JONES INTERCABLE INVESTORS, L.P.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


                             FINANCIAL CONDITION

        For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $2,625,469, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Partnership's Independence System totaled approximately $2,335,000 for the first six months of 1995. Approximately 40 percent of these expenditures were for the extension and rebuild of cable plant. Approximately 23 percent of these expenditures were for the construction of service drops to subscriber homes. The remaining expenditures were for various enhancements in the Partnership's Independence System. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1995 are approximately $5,235,000. The rebuild of the Independence System is expected to account for approximately 45 percent of the anticipated remaining capital expenditures. Service drops connecting new subscribers are expected to account for approximately 11 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

        The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of June 30, 1995, $23,300,000 was outstanding, leaving $11,700,000 of available borrowings for future needs. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. In addition, a fee of 3/8 percent per annum is required on the unused portion of the commitment. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.69 percent and 5.36 percent, respectively.

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

        The Partnership has declared a $.15 per unit distribution for both the first and second quarters of 1995. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions, and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

        The General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs from cash on hand, cash generated from operations and borrowings available under its revolving credit facility.


                            RESULTS OF OPERATIONS

        Revenues of the Partnership increased $660,624, or approximately 10 percent, to $7,484,211 for the three months ended June 30, 1995 from $6,823,587 for the comparable 1994 period. Revenues of the Partnership increased $1,097,008, or approximately 8 percent, to $14,724,201 for the six months ended June 30, 1995 from $13,627,193 for the comparable 1994 period. The increase in revenues in the Independence System is primarily a result of increases in the number of basic subscribers and basic rate adjustments. An increase in the subscriber base accounted for approximately 50 percent and 59 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1995 and 1994. Basic subscribers increased 4,459, or approximately 6 percent, to 81,449 at June 30, 1995 from 76,990 at June 30, 1994. Basic rate adjustments accounted for approximately 44 percent and 35 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1995 and 1994. No other individual factor was significant to the increase in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses increased $235,948, or approximately 7 percent, to $3,667,387 for the three month period ending June 30, 1995 from $3,431,439 for the comparable 1994 period. Operating expense for the three month period represented approximately 49 percent and 50 percent of revenue in 1995 and 1994, respectively. Operating expenses increased $566,583, or approximately 8 percent, to $7,352,318 for the six month period ending June 30, 1995 from $6,785,735 for the comparable 1994 period. Operating expenses for the six month period represented approximately 50 percent of revenue in both 1995 and 1994. These increases are due primarily to an increase in programming-related costs and marketing costs. No other individual factor was significant to the increase in operating expense in the Partnership's Independence System.

        Management fees and allocated overhead from the General Partner increased $21,982, or approximately 3 percent, to $865,066 for the second quarter of 1995 from $843,084 for the comparable 1994 period. For the six months ended June 30, management fees and allocated overhead from the General Partner increased $70,208, or approximately 4 percent, to $1,777,698 in 1995 from $1,707,490 in 1994. These increases were due primarily to the increase in revenues, upon which such fees and allocations are based.

        For the three month periods ended June 30, depreciation and amortization expense decreased $255,387, or approximately 12 percent, to $1,957,931 in 1995 from $2,213,318 in 1994. For the six month periods ended June 30, depreciation and amortization expense decreased $861,845, or approximately 18 percent, to $3,915,850 in 1995 from $4,777,695 in 1994. This decrease is due to the maturation of the Independence System's asset base.

        Operating income increased $658,081, to $993,827 for the three month period ended June 30, 1995 compared to $335,746 for the similar period in 1994. Operating income increased $1,322,062 to $1,678,335 for the six month period ended June 30, 1995 from $356,273 for the comparable 1994 period. These increases are due primarily to the decreases in depreciation and amortization expense. Operating income before depreciation and amortization increased $402,694, or approximately 16 percent, to $2,951,758 for the three months ended June 30, 1995 from $2,549,064 for the similar period in 1994. Operating income before depreciation and amortization increased $460,217, or approximately 9 percent, to $5,594,185 for the six months ended June 30, 1995 from $5,133,968 for the similar period in 1994. These increases are due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        For the three month periods, interest expense increased $199,796, or approximately 70 percent, to $483,646 in 1995 from $283,850 in 1994. For the six month periods, interest expense increased $414,682, or approximately 78 percent, to $948,442 in 1995 from $533,760 in 1994, due to higher outstanding balances on interest-bearing obligations and to higher interest rates in 1995 as compared to 1994. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.69 percent and 5.36 percent, respectively.

        The Partnership recorded net income of $509,074 for the three months ended June 30, 1995 compared to net loss of $5,950 for the similar period in 1994. The Partnership recorded net income of $730,501 for the six months ended June 30, 1995 compared to a net loss of $233,407 for the similar period in 1995. These changes are primarily due to the increases in operating income discussed above.

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



                                         JONES INTERCABLE INVESTORS, L.P.
                                         BY: JONES INTERCABLE, INC.
                                             General Partner



                                         By: /S/ Kevin P. Coyle
                                             -----------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)



Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule