Form 10-Q
period 1995-09-30
JONES INTERCABLE INVESTORS L P
filed 1995-11-14
CIK 802361

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________ to ___________________

                       Commission File Number:  1-9287

                      JONES INTERCABLE INVESTORS, L.P.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                              36-3468573
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

  9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

8,322,632 Class A Units

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       September 30,        December 31,
             ASSETS                                                        1995                 1994
             ------                                                    -------------        ------------
CASH                                                                   $    489,438         $    607,422

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $74,200 and $76,659 at September 30, 1995
  and December 31, 1994, respectively                                       869,658              741,315

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 64,720,200           60,015,800
  Less- accumulated depreciation                                        (28,388,070)         (25,208,198)
                                                                       ------------         ------------
                                                                         36,332,130           34,807,602

  Franchise costs, net of accumulated amortization of
    $38,365,007 and $35,793,356 at September 30, 1995 and
    December 31, 1994, respectively                                       9,486,302           12,057,953
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $52,252 and $47,562 at
    September 30, 1995 and December 31, 1994, respectively                  197,749              202,439
                                                                       ------------         ------------

             Total investment in cable
               television properties                                     46,016,181           47,067,994

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             194,378              141,087
                                                                       ------------         ------------

             Total assets                                              $ 47,569,655         $ 48,557,818
                                                                       ============         ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       September 30,        December 31,
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1995                1994
    -------------------------------------------                        -------------        ------------
LIABILITIES:
  Credit facility                                                      $ 24,950,000         $ 23,000,000
  Other debt                                                                383,035              493,841
  Trade accounts payable                                                    144,042                5,381
  Accrued distributions to Class A Unitholders                            1,248,395            1,248,395
  Accrued liabilities                                                     1,304,994            1,685,890
  Subscriber prepayments                                                    111,843              124,890
                                                                       ------------         ------------

              Total liabilities                                          28,142,309           26,558,397
                                                                       ------------         ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                1,000
    Accumulated deficit                                                      (5,958)             (17,688)
                                                                       ------------         ------------
                                                                             (4,958)             (16,688)
                                                                       ------------         ------------

  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
      September 30, 1995 and December 31, 1994)                         116,433,492          116,433,492
    Accumulated deficit                                                    (589,799)          (1,751,179)
    Distributions to Unitholders                                        (96,411,389)         (92,666,204)
                                                                       ------------         ------------

                                                                         19,432,304           22,016,109
                                                                       ------------         ------------

              Total liabilities and
                partners' capital (deficit)                            $ 47,569,655         $ 48,557,818
                                                                       ============         ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended        For the Nine Months Ended
                                                             September 30,                    September 30,
                                                     ---------------------------      ----------------------------
                                                        1995             1994            1995             1994
                                                     ----------       ----------      -----------      -----------
REVENUES                                             $7,522,301       $6,905,746      $22,246,502      $20,532,939

COSTS AND EXPENSES:
  Operating expenses                                  3,687,080        3,311,236       11,039,398       10,096,971
  Management fees and allocated overhead
    from General Partner                                881,784          813,497        2,659,482        2,520,987
  Depreciation and amortization                       1,957,932        1,753,399        5,873,782        6,531,094
                                                     ----------       ----------      -----------      -----------

OPERATING INCOME                                        995,505        1,027,614        2,673,840        1,383,887
                                                     ----------       ----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (485,023)        (345,323)      (1,433,465)        (879,083)
  Other, net                                            (67,873)         (11,650)         (67,265)         (67,570)
                                                     ----------       ----------      -----------      -----------

         Total other income (expense)                  (552,896)        (356,973)      (1,500,730)        (946,653)
                                                     ----------       ----------      -----------      -----------

NET INCOME                                           $  442,609       $  670,641      $ 1,173,110      $   437,234
                                                     ==========       ==========      ===========      ===========

ALLOCATION OF NET INCOME:
  General Partner                                    $    4,426       $    6,706      $    11,731      $     4,372
                                                     ==========       ==========      ===========      ===========

  Class A Unitholders                                $  438,183       $  663,935      $ 1,161,379      $   432,862
                                                     ==========       ==========      ===========      ===========

NET INCOME PER CLASS A UNIT                          $      .05       $      .08      $       .14      $       .05
                                                     ==========       ==========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                           8,322,632        8,322,632        8,322,632        8,322,632
                                                     ==========       ==========      ===========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES INTERCABLE INVESTORS, L. P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                              1995             1994
                                                                          -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 1,173,110       $  437,234
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      5,873,782        6,531,094
         Decrease (increase) in trade receivables                            (128,343)          86,775
         Increase in deposits, prepaid expenses
           and deferred charges                                              (170,860)         (78,749)
         Increase (decrease) in trade accounts payable,
           accrued liabilities and subscriber prepayments                    (255,282)         235,127
                                                                          -----------       ----------

            Net cash provided by operating activities                       6,492,407        7,211,481
                                                                          -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (4,704,400)      (6,044,277)
                                                                          -----------       ----------

            Net cash used in investing activities                          (4,704,400)      (6,044,277)
                                                                          -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                 3,365,970        4,600,000
   Repayment of debt                                                       (1,526,776)      (2,019,992)
   Distributions to unitholders                                            (3,745,185)      (3,745,185)
                                                                          -----------       ----------

           Net cash used in financing activities                           (1,905,991)      (1,165,177)
                                                                          -----------       ----------

Increase (decrease) in cash                                                  (117,984)           2,027

Cash, beginning of period                                                     607,422          366,508
                                                                          -----------       ----------

Cash, end of period                                                       $   489,438       $  368,535
                                                                          ===========       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                          $ 1,528,262       $  738,033
                                                                          ===========       ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 were $376,115 and $1,112,325, respectively, compared to $345,287 and $1,026,647, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services, and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 were $505,669 and $1,547,157, respectively, compared to $468,210 and $1,494,340, respectively, for the similar 1994 periods.

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

         Under the terms of the partnership agreement of the Partnership, the General Partner has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The partnership agreement provided that one appraiser would be selected by the General Partner, one appraiser would be selected by the Partnership, and the third appraiser would be selected by the first two appraisers. The plaintiffs claim that the General Partner selected all three appraisers and therefore did not follow the procedure in the partnership agreement for the selection of appraisers. The purchase price paid by the General Partner upon such sale was approximately $73,200,000. Plaintiffs seek damages in the amount of $13.8 million ($12 million in additional compensation for the Alexandria System and a return of the $1.8 million commission).

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

         Subsequently, the plaintiffs have filed an amended complaint in the Missouri case, recasting their allegations in terms of breach of contract, common law fraud, conversion and breach of fiduciary duty. Plaintiffs sought compensatory damages on all claims and punitive damages on the common law fraud, conversion and breach of fiduciary duty claims. The plaintiffs reasserted their right to a jury trial. On October 4, 1995, the Court granted the General Partner's motion for summary judgment on the common law fraud, conversion and breach of fiduciary duty claims and also struck plaintiffs' demand for a jury trial. As a result, there is only one remaining substantive claim (breach of contract); no claim for punitive damages; and the trial will be to the Court commencing on April 29, 1996.

         On October 25, 1995, plaintiffs and Jones Group filed, in the Colorado action, a joint motion to stay the Colorado action until the resolution of the Missouri action. The motion to stay is pending before the Colorado court.

         The General Partner has conducted written discovery in the form of interrogatories and requests for production of documents; has noticed the depositions of plaintiffs and plaintiffs' expert and has retained an expert to testify that the three appraisals were performed in accordance with standard appraisal methodologies. Although plaintiffs have retained an "expert" appraiser to testify that the value of the Alexandria System in November 1992 was $85 million, approximately $12 million more than the purchase price, the General Partner believes both that the purchase price was fair and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. Consequently, the General Partner intends to continue to vigorously defend the litigation.

(4) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling approximately $6,492,000, which is available to fund capital expenditures, distributions and non-operating costs. Capital expenditures for the Partnership's Independence System totaled approximately $4,704,000 for the first nine months of 1995. Approximately 35 percent of these expenditures were for the construction of service drops to subscriber homes. Approximately 14 percent of these expenditures were for the extension and rebuild of cable plant. The remaining expenditures were for various enhancements in the Partnership's Independence System. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1995 are approximately $3,533,000. The rebuild of the Independence System is expected to account for approximately 18 percent of the anticipated remaining capital expenditures. Service drops connecting new subscribers are expected to account for approximately 13 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

         The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of September 30, 1995, $24,950,000 was outstanding, leaving $10,050,000 of available borrowings for future needs. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.15 percent and 6.27 percent, respectively.

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

         The Partnership has declared a $.15 per unit distribution for the first, second and third quarters of 1995. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions, and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

         The General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs from cash on hand, cash generated from operations and borrowings available under its revolving credit facility.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $616,555, or approximately 9 percent, to $7,522,301 for the three months ended September 30, 1995 from $6,905,746 for the comparable 1994 period. Revenues of the Partnership increased $1,713,563, or approximately 8 percent, to $22,246,502 for the nine months ended September 30, 1995 from $20,532,939 for the comparable 1994 period. The increase in revenues in the Independence System is primarily a result of increases in the number of basic subscribers and basic rate adjustments. An increase in the subscriber base accounted for approximately 50 percent and 56 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. Basic subscribers increased by 4,102 subscribers, or approximately 5 percent, to 82,525 at September 30, 1995 from 78,423 at September 30, 1994. Basic rate adjustments accounted for approximately 47 percent and 39 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $375,844, or approximately 11 percent, to $3,687,080 for the three month period ended September 30, 1995 from $3,311,236 for the comparable 1994 period. Operating expenses for the three month periods represented approximately 49 percent and 48 percent of revenues in 1995 and 1994, respectively. This increase was primarily due to an increase in programming-related costs. Operating expenses increased $942,427, or approximately 9 percent, to $11,039,398 for the nine month period ended September 30, 1995 from $10,096,971 for the comparable 1994 period. Operating expenses for the nine month periods represented approximately 50 percent and 49 percent of revenues in 1995 and 1994, respectively. This increase was due primarily to increases in programming-related costs and marketing costs, which were partially offset by a decrease in personnel costs. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

         Management fees and allocated overhead from the General Partner increased $68,287, or approximately 8 percent, to $881,784 for the third quarter of 1995 from $813,497 for the comparable 1994 period. For the nine months ended September 30, management fees and allocated overhead from the General Partner increased $138,495, or approximately 5 percent, to $2,659,482 in 1995 from $2,520,987 in 1994. These increases were due primarily to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership.

         For the three month periods ended September 30, depreciation and amortization expense increased $204,532, or approximately 12 percent, to $1,957,932 in 1995 from $1,753,399 in 1994. This increase was due to the addition of assets to the Independence System's depreciable asset base. For the nine month periods ended September 30, depreciation and amortization expense decreased $657,312, or approximately 10 percent, to $5,873,782 in 1995 from $6,531,094 in 1994. This decrease was due to the maturation of the Independence System's intangible asset base.

         Operating income decreased $32,109, or approximately 3 percent, to $995,505 for the three month period ended September 30, 1995 from $1,027,614 for the comparable 1994 period. This decrease was primarily due to the increase in depreciation and amortization expense. Operating income increased $1,289,953, or approximately 93 percent, to $2,673,840 for the nine month period ended September 30, 1995 from $1,383,887 for the comparable 1994 period. This increase was primarily due to the decrease in depreciation and amortization expense and to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $172,424, or approximately 6 percent, to $2,953,437 for the three months ended September 30, 1995 from $2,781,013 for the comparable 1994 period. Operating income before depreciation and amortization expense increased $632,641, or approximately 8 percent, to $8,547,622 for the nine months ended September 30, 1995 from $7,914,981 for the comparable 1994 period. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         For the three month periods, interest expense increased $139,700, or approximately 40 percent, to $485,023 in 1995 from $345,323 in 1994. For the nine month periods, interest expense increased $554,382, or approximately 63 percent, to $1,433,465 in 1995 from $879,083 in 1994. These increases were due to higher outstanding balances on interest-bearing obligations and to higher interest rates in 1995 as compared to 1994. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.15 percent and
6.27 percent, respectively.

         The Partnership recorded net income of $442,609 for the three months ended September 30, 1995 compared to $670,641 for the similar period in 1994. The Partnership recorded net income of $1,173,110 for the nine months ended September 30, 1995 compared to $437,234 for the similar period in 1994. These changes are primarily due to the changes in operating income discussed above.

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

                                        JONES INTERCABLE INVESTORS, L.P.
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By: /S/ Kevin P. Coyle
                                            -----------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27             Financial Data Schedule