Form 10-K
period 1995-12-31
JONES INTERCABLE INVESTORS L P
filed 1996-03-28
CIK 802361

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to _____________

Commission file number:           0-9287

                        JONES INTERCABLE INVESTORS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                        36-3468573
            --------                                        ----------
    (State of Organization)                    (IRS Employer Identification No.)

   P.O. Box 3309, Englewood,
     Colorado 80155-3309                                  (303) 792-3111
-------------------------------                           --------------
(Address of principal executive                    (Registrant's telephone no.
    office and Zip Code)                               including area code)

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                        Limited Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

         Yes       x                          No
                 -----                                -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Intercable Investors, L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Intercable, Inc., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the City of Independence, Missouri communities (the "Independence System). See Item 2.

         CABLE TELEVISION SERVICES. The Independence System offers to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

         The Independence System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Independence System also offers a package that includes the basic service channels and the tier services.

         The Independence System also offers premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves.
Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Independence System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Independence System. At December 31, 1995, the Independence System's monthly basic service rate was $8.64, monthly basic and tier ("basic plus") service rate was $23.57 and monthly premium services ranged from $5.00 to $12.95 per premium service. In addition, the Partnership earns revenues from the Independence System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $10.00 to $30.00; however, from time to time the Independence System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Independence System, basic service and tier service fees accounted for approximately 71% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 8% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Independence System.

         FRANCHISES. The Independence System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Independence System's franchises require that franchise fees generally based on gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods.

         The Partnership holds 19 franchises relating to the Independence System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates range from June 1996 to January 2001. The Partnership is currently negotiating the renewal of the 2 franchises that will expire prior to December 31, 1996, and the General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Partnership nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. Additionally, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation which successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner.

         The General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by the General Partner. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

         After analyzing the effects of the two methods of rate regulation, the General Partner elected to file cost-of-service showings for the Independence System. The General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not yet approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions by the Independence System until such final approval is received.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise.
The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate.

In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Independence System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Independence System is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.


                              ITEM 2.  PROPERTIES

         The Partnership acquired the Independence System in May 1987. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Independence System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Independence System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Independence System operated cable plant passing approximately 131,800 homes, representing an approximate 63% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                                   At December 31,
                                                                   ----------------------------------------------
                                                                   1995                 1994                 1993
                                                                   ----                 ----                 ----
         Monthly basic plus service rate                          $ 23.57             $ 22.32               $ 22.32
         Basic subscribers                                         83,722              79,985                75,117
         Pay units                                                 57,235              52,630                55,425

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

         Under the terms of the partnership agreement of the Partnership, the General Partner has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the General Partner upon such sale was approximately $73,200,000. The amount of damages being sought by the plaintiffs has not been specified.

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

         The General Partner has conducted written discovery in the form of interrogatories and requests for production of documents; has noticed the depositions of plaintiffs and plaintiffs' expert and has retained an expert to testify that the three appraisals were performed in accordance with standard appraisal methodologies. Although plaintiffs have retained an "expert" appraiser to testify that the value of the Alexandria System in November 1992 was $85 million, approximately $12 million more than the purchase price, the General Partner believes both that the purchase price was fair and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. Consequently, the General Partner intends to defend the litigation at trial in April 1996.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         The Partnership's Class A Units are traded on the American Stock Exchange ("AMEX") under the symbol JTV.

         The following table shows the high and low prices as regularly quoted on AMEX for each quarterly period of 1995 for the Partnership's Class A Units:

                    Year Ended 12/31/95              High              Low
                    -------------------              ----             -----
                    First Quarter                    12               10 7/8
                    Second Quarter                   11 7/8           10 3/8
                    Third Quarter                    13 7/8           11
                    Fourth Quarter                   13               11 5/8

         At February 15, 1996, there were 1,437 record holders of the Class A Units of the Partnership and 8,322,632 outstanding Class A Units.

         The Partnership distributed $.15 per Class A Unit for each of the calendar quarters in 1995. See Note 4 of the Notes to Financial Statements for discussion of the Partnership's cash distribution policy.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                              For the Year Ended December 31,
                                    -------------------------------------------------------------------------------------
                                         1995             1994             1993             1992             1991
                                    --------------   ---------------  ---------------  --------------   --------------

Revenues                             $29,865,310       $27,522,625      $26,955,292     $38,337,748         $38,468,689
Operating Expenses                    15,044,764        13,757,025       13,021,954      18,635,695          18,898,291
Management Fees and Allocated
  Overhead from General Partner        3,631,737         3,450,694        3,228,652       4,459,714           4,270,969
Depreciation and Amortization          7,881,118         8,351,439        9,793,347      15,051,597          17,478,720
Operating Income (Loss)                3,307,691         1,973,467          911,339         190,742          (2,179,291)
Net Income (Loss)                        794,431           578,056          (57,867)    44,060,105*          (7,224,785)
Net Income (Loss) per Class A Unit           .09               .07             (.01)           5.24                (.86)
Distributions per Class A Unit               .60               .60              .60            3.60                 .60
Weighted Average Number of
  Class A Units Outstanding            8,322,632         8,322,632        8,322,632       8,322,632           8,322,632
General Partner's Deficit                 (8,744)          (16,688)         (22,469)        (21,890)           (462,491)
Class A Unitholders' Capital          17,809,017        22,016,109       26,437,414      31,488,281          17,830,251
Total Assets                          48,075,513        48,557,818       48,163,431      52,648,591          86,267,379
Total Debt                            26,761,696        23,493,841       19,029,472      18,570,003          63,986,995

*Includes gain on sale of Alexandria System of $47,118,868 during November
1992.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         1995 compared to 1994

         Revenues of the Partnership increased $2,342,685, or approximately 9 percent, to $29,865,310 in 1995 from $27,522,625 in 1994. The increase in revenues in the Independence System is primarily a result of increases in the number of basic service subscribers and basic service rate increases. An increase in the subscriber base accounted for approximately 53 percent of the increase in revenues for 1995. Basic subscribers increased by 3,737 subscribers, or approximately 5 percent, to 83,722 at December 31, 1995 from 79,985 at December 31, 1994. Basic service rate increases accounted for approximately 41 percent of the increase in revenues for 1995. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $1,287,739, or approximately 9 percent, to $15,044,764 in 1995 from $13,757,025 in 1994. Operating expenses represented approximately 52 percent and 50 percent of revenues in 1995 and 1994, respectively. This increase was due primarily to increases in programming-related costs, which were partially offset by a decrease in personnel costs. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

         Management fees and allocated overhead from the General Partner increased $181,043, or approximately 5 percent, to $3,631,737 in 1995 from $3,450,694 in 1994. This increase was due primarily to the increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense decreased $470,321, or approximately 6 percent, to $7,881,118 in 1995 from $8,351,439 in 1994. This decrease was due to the maturation of the Independence System's intangible asset base.

         Operating income increased $1,344,224, or approximately 68 percent, to $3,307,691 in 1995 from $1,963,467 in 1994. This increase was due to the decrease in depreciation and amortization expense and to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $873,903, or approximately 8 percent, to $11,188,809 in 1995 from $10,314,906 in 1994. This increase was due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $636,968, or approximately 49 percent, to $1,926,459 in 1995 from $1,289,491 in 1994. This increase was due to higher outstanding balances on interest bearing obligations and to higher interest rates in 1995 as compared to 1994.

         Net income increased $216,375, or approximately 37 percent, to $794,431 in 1995 from $578,056 in 1994. This increase was due to the factors discussed above.

         1994 compared to 1993

         Partnership revenues increased $567,333, or approximately 2 percent, to $27,522,625 in 1994 from $26,955,292 in 1993. This increase was primarily the result of increases in basic service subscribers. The Independence System added 4,868 basic service subscribers in 1994, an increase of approximately 6 percent. Basic service subscribers for the Independence System totaled 75,117 at December 31, 1993 compared to 79,985 at December 31, 1994. The increase in revenues would have been greater but for the reduction in basic service rates due to regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993.

         Operating expenses increased $735,071, or approximately 6 percent, to $13,757,025 in 1994 from $13,021,954 in 1993. Operating expenses represented approximately 50 percent and 48 percent of revenues in 1994 and 1993, respectively. This increase in operating expenses was primarily due to an increase in programming costs, which accounted for approximately 80 percent of the total increase. No other individual factor was significant to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $222,042, or approximately 7 percent, to $3,450,694 in 1994 from $3,228,652 in 1993 due primarily to increases in allocated expenses from the General Partner. The General Partner experienced increases in expenses in 1994.

         Depreciation and amortization expense decreased $1,441,908, or approximately 15 percent, to $8,351,439 in 1994 from $9,793,347 in 1993. This decrease was due to the maturation of the Independence System's asset base.

         Operating income increased $1,052,128, to $1,963,467 in 1994 from $911,339 in 1993. This increase was due to the decrease in depreciation and amortization expense and to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Operating income before depreciation and amortization decreased $389,780, or approximately 4 percent, to $10,314,906 in 1994 from $10,704,686 in 1993. This decrease was due to the increases in operating expense and allocated overhead from the General Partner exceeding the increase in revenues.

         Interest expense increased $310,867, or approximately 32 percent, to $1,289,491 in 1994 from $978,624 in 1993 due to higher interest rates and higher average outstanding balances on interest bearing obligations in 1994.

         The Partnership reported a net income of $578,056 in 1994 compared to a net loss of $57,867 in 1993. The change was due to the factors discussed above.

FINANCIAL CONDITION

         The Partnership's capital expenditures for 1995 totaled approximately $7,124,000. Approximately 55 percent of these expenditures related to the extension and rebuild of cable plant. Service drops to homes accounted for approximately 37 percent of such expenditures. The remainder of the capital expenditures related to various enhancements in the Partnership's Independence System. Funding for these expenditures was provided primarily by cash generated from operations and borrowings from the Partnership's revolving credit facility.

         Anticipated capital expenditures for 1996 are approximately $9,692,000. The continuation of the rebuild of the Independence System is expected to account for approximately 52 percent of the anticipated capital expenditures. Service drops connecting new subscribers are expected to account for approximately 28 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's revolving credit facility.

         The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of December 31, 1995, $26,450,000 was outstanding, leaving $8,550,000 of available borrowings for future needs. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996. However, the General Partner expects to negotiate an extension of the revolving credit period. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.25 percent and 7.09 percent, respectively.


         The level of borrowings allowed by the Partnership's limited partnership agreement is 25 percent of the fair market value of the Partnership's assets at the time of borrowing or 25 percent of the cost of the Partnership's assets at the time of borrowing, whichever is higher. This limitation may restrict the Partnership's ability to borrow funds for capital expenditures and to make distributions. In addition, such limitation may reduce the financial flexibility and liquidity of the Partnership. Further, the payment of the principal and interest on outstanding debt obligations will diminish the level of funds available to the Partnership and reduce the financial flexibility of the Partnership. The Partnership's most recent appraisal of the Independence System was $167,065,000. Based upon this appraised value, the Partnership has a borrowing capacity of approximately $41,000,000, which would allow the Partnership to borrow the maximum amount ($35,000,000) currently available under its credit facility.

         The Partnership declared a $.15 per unit distribution for each of the four quarters of 1995. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system. The General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs from cash on hand, cash generated from operations and borrowings available under its revolving credit facility.

REGULATION AND LEGISLATION

         The Partnership has filed a cost-of-service showing in response to rulemakings concerning the 1992 Cable Act for its Independence System and thus anticipates no further reductions in rates in this system. The cost-of-service showing has not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions in the Independence System until such final approval is received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

Item 8. Financial Statements

                        JONES INTERCABLE INVESTORS, L.P.


                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994


                                     INDEX
                                     -----

                                                                3                       Page
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Intercable Investors, L.P.:

We have audited the accompanying balance sheets of JONES INTERCABLE INVESTORS, L.P. (a Colorado limited partnership) of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable Investors, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                /s/ ARTHUR ANDERSEN LLP
                                               ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


e
                                                                                        December 31,
                                                                           -------------------------------------

                 ASSETS                                                          1995               1994
                 ------                                                    ----------------   ----------------

CASH                                                                       $      91,518     $     607,422

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $82,938 and $76,659 at
  December 31, 1995 and 1994, respectively                                     1,378,312           741,315

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      67,139,530        60,015,800
  Less- accumulated depreciation                                             (29,510,807)      (25,208,198)
                                                                             -----------       -----------
                                                                              37,628,723        34,807,602

  Franchise costs, net of accumulated amortization of
    $39,222,224 and $35,793,356 at December 31, 1995
    and 1994, respectively                                                     8,629,085        12,057,953
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $53,814 and $47,562 at
    December 31, 1995 and 1994, respectively                                     196,187           202,439
                                                                            ------------      ------------

          Total investment in cable
            television properties                                             46,453,995        47,067,994

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  151,688           141,087
                                                                            ------------      ------------

          Total assets                                                      $ 48,075,513      $ 48,557,818
                                                                             ===========       ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                             --------------------------------------

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1995               1994
     -------------------------------------------                             ----------------   ----------------

LIABILITIES:
  Credit facility                                                            $ 26,450,000       $ 23,000,000
  Capital lease obligations                                                       311,696            493,841
  Accounts payable                                                                 79,476              5,381
  Accrued distributions to Class A Unitholders                                  1,248,395          1,248,395
  Accrued liabilities                                                           2,067,516          1,685,890
  Subscriber prepayments                                                          118,157            124,890
                                                                             ------------       ------------

Total liabilities                                                              30,275,240         26,558,397
                                                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000              1,000
    Accumulated deficit                                                            (9,744)           (17,688)
                                                                            -------------       ------------

                                                                                   (8,744)           (16,688)
                                                                            -------------       ------------

  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding
      at December 31, 1995 and 1994)                                          116,433,492        116,433,492
    Accumulated deficit                                                          (964,692)        (1,751,179)
    Distributions to Unitholders                                              (97,659,783)       (92,666,204)
                                                                              -----------        -----------

                                                                               17,809,017         22,016,109
                                                                              -----------        -----------

Total liabilities and
  partner)' capital (deficit                                                 $ 48,075,513       $ 48,557,818
                                                                              ===========        ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                     For the Year Ended December 31,
                                                            ------------------------------------------------

                                                                 1995             1994             1993
                                                            --------------   --------------   --------------

REVENUES                                                    $29,865,310      $27,522,625      $26,955,292

COSTS AND EXPENSES:
  Operating expenses                                         15,044,764       13,757,025       13,021,954
  Management fees and allocated
    overhead from General Partner                             3,631,737        3,450,694        3,228,652
  Depreciation and amortization                               7,881,118        8,351,439        9,793,347
                                                             ----------       ----------       ----------

OPERATING INCOME                                              3,307,691        1,963,467          911,339
                                                             ----------       ----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (1,926,459)      (1,289,491)        (978,624)
  Interest income                                                 6,274            7,899           17,232
  Other, net                                                   (593,075)        (103,819)          (7,814)
                                                            -----------      -----------      -----------

Total other income (expense)                                 (2,513,260)      (1,385,411)        (969,206)
                                                            -----------      -----------      -----------

NET INCOME (LOSS)                                          $    794,431     $    578,056     $    (57,867)
                                                            ===========      ===========      ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                          $      7,944    $       5,781     $       (579)
                                                            ===========     ============      ===========

  Class A Unitholders                                      $    786,487    $     572,275     $    (57,288)
                                                            ===========     ============      ===========

NET INCOME (LOSS) PER CLASS A UNIT                         $        .09    $         .07     $       (.01)
                                                            ===========     ============      ===========

WEIGHTED AVERAGE NUMBER OF CLASS A
  UNITS OUTSTANDING                                           8,322,632        8,322,632        8,322,632
                                                            ===========     ============       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                 For the Year Ended December 31,
                                                    --------------------------------------------------------

                                                         1995                 1994                  1993
                                                    --------------       --------------        --------------

General Partner:
  Balance, beginning of year                          $     (16,688)       $     (22,469)       $     (21,890)
  Net income (loss) for year                                  7,944                5,781                 (579)
                                                       ------------         ------------        -------------

  Balance, end of year                               $       (8,744)       $     (16,688)       $     (22,469)
                                                      =============         ============         ============

Class A Unitholders:
  Balance, beginning of year                            $22,016,109          $26,437,414          $31,488,281
  Net income (loss) for year                                786,487              572,275              (57,288)
  Distributions to Unitholders                           (4,993,579)          (4,993,580)          (4,993,579)
                                                      -------------         ------------        -------------

  Balance, end of year                               $   17,809,017        $  22,016,109       $   26,437,414
                                                      =============         ============        =============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                           For the Year Ended December 31,
                                                               ---------------------------------------------------

                                                                    1995               1994               1993
                                                               --------------     --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   794,431        $   578,056         $   (57,867)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                             7,881,118          8,351,439           9,793,347
      Decrease (increase) in trade receivables                   (636,997)            13,003             (78,165)
      Increase in deposits, prepaid expenses
        and deferred charges                                     (153,990)           (66,526)            (98,521)
      Increase in accounts payable, accrued
        liabilities and subscriber prepayments                    448,988            345,542             106,817
                                                               ----------         ----------          ----------

Net cash provided by operating activities                       8,333,550          9,221,514           9,665,611
                                                               ----------         ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                      (7,123,730)        (8,451,389)         (4,808,539)
                                                               ----------         ----------          ----------

Net cash used in investing activities                          (7,123,730)        (8,451,389)         (4,808,539)
                                                               ----------         ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      4,878,614          7,064,889           2,414,551
  Repayment of debt                                            (1,610,759)        (2,600,520)         (1,955,082)
  Distributions to unitholders                                 (4,993,579)        (4,993,580)         (4,993,579)
                                                               ----------         ----------          ----------

Net cash used in financing activities                          (1,725,724)          (529,211)         (4,534,110)
                                                               ----------        -----------          ----------

Increase (decrease) in cash                                      (515,904)           240,914             322,962

Cash, beginning of year                                           607,422            366,508              43,546
                                                              -----------        -----------         -----------

Cash, end of year                                            $     91,518       $    607,422        $    366,508
                                                              ===========        ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                              $ 1,977,214         $ 1,072,838        $  1,000,042
                                                              ==========          ==========         ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION OF PARTNERSHIP

         Formation and Business

         Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership, was formed on September 18, 1986, to acquire, own and operate cable television systems in the United States. On November 28, 1986, the Partnership completed the sale of 3,230,000 Class A Units, representing beneficial ownership of Class A Limited Partnership Interests, to the public at a price of $16.00 per Class A Unit. On May 23, 1987, the Partnership completed the sale of an additional 4,300,000 Class A Units, representing beneficial ownership of Class A Limited Partnership Interests to Jones Intercable, Inc. ("Intercable") (800,000 Units) and to the public at a price of $15.00 per Class A Unit. In addition to its 800,000 Class A Units, Intercable purchased, through a series of transactions, 792,632 Class B Units. These purchases by Intercable represent a 19 percent ownership interest in the Partnership. At December 31, 1989, the Initial Period ended and all Class B Units were converted to Class A Units. Intercable is the general partner of the Partnership (the "General Partner"). The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         At December 31, 1995, the Partnership owned the cable television system serving certain communities in and around Independence, Missouri.

         Contributed Capital of the Partnership

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit).

All profits and losses of the Partnership are allocated 99 percent to the Unitholders and 1 percent to the General Partner.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Intangible Assets

         Costs assigned to franchises and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

                 Franchise costs                                 1 - 3 years
                 Costs in excess of interests
                   in net assets purchased                          31 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassifications

         Certain prior year amounts were reclassified to conform to the 1995 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

 Management Fees, Reimbursements of Allocated Expenses and Distribution Ratios

         The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1995, 1994 and 1993 were $1,493,266, $1,376,131 and $1,347,765, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the years ended December 31, 1995, 1994 and 1993 were $2,138,471, $2,074,563 and $1,880,887, respectively.

         The General Partner will receive 40 percent of distributions made upon sale or refinancing of Partnership cable television system or upon dissolution after holders of the Class A Units have first received distributions equal to the Preferred Return, plus distributions, other than distributions of Cash Flow from Operations, equal to the capital contributions made to the Partnership with respect to the Class A Units. The "Preferred Return" is defined as a return equal to 10 percent per annum, cumulative and non-compounded on an amount equal to the capital contribution made with respect to a Class A Unit, less any portion of such amount which has been returned to the holders of Class A Units from prior sale or refinancing proceeds; provided that such return will be reduced by all prior distributions of Cash Flow from Operations on the Class A Units, and certain prior distributions of proceeds from sales or refinancing of Partnership cable television properties.

         The Partnership is charged interest on accounts payable to the General Partner at a rate which approximates the General Partner's weighted average cost of borrowing. There was no interest charged to the Partnership by the General Partner during 1995, 1994 and 1993.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Superaudio, Mind Extension University and Product Information Network, all of which are affiliates of the General Partner.

         Payments to Superaudio totaled approximately $45,956, $46,113 and $45,763 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled approximately $49,159, $41,783 and $26,607 in 1995, 1994 and 1993, respectively.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers.
Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $11,148 and $4,073 in 1995 and 1994, respectively.

(4)      DISTRIBUTIONS TO UNITHOLDERS

         The Partnership declared a $.15 per unit distribution for each of the four quarters of 1995. All declared distributions were paid at December 31, 1995, except for the fourth quarter distribution, which was paid in February 1996. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consists of the following:

                                                                  December 31,
                                                    ---------------------------------------

                                                       1995                        1994
                                                    ------------              -------------

         Cable distribution systems                 $ 61,887,816              $ 55,538,168
         Equipment and tools                           1,714,326                 1,478,965
         Office furniture and equipment                  642,237                   492,444
         Buildings                                     1,178,013                   816,670
         Vehicles                                      1,666,138                 1,638,553
         Land                                             51,000                    51,000
                                                     -----------               -----------
                                                      67,139,530                60,015,800

         Less - accumulated depreciation             (29,510,807)              (25,208,198)
                                                     -----------               -----------

                                                    $ 37,628,723              $ 34,807,602
                                                     ===========               ===========

(6)      DEBT

         Debt consists of the following:                                            December 31,
                                                                     ----------------------------------------

                                                                           1995                      1994
                                                                      ---------------           --------------
         Lending institutions-
           Revolving credit and term loan                            $     26,450,000          $   23,000,000

         Capital lease obligations                                            311,696                 493,841
                                                                      ---------------           -------------

                                                                     $     26,761,696          $   23,493,841
                                                                      ===============           =============

         The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of December 31, 1995, $26,450,000 was outstanding, leaving $8,550,000 of available borrowings for future needs. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996. However, the General Partner expects to negotiate an extension of the revolving credit period. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.25 percent and 7.09 percent, respectively.


         The level of borrowings allowed by the Partnership's limited partnership agreement is 25 percent of the fair market value of the Partnership's assets at the time of borrowing or 25 percent of the cost of the Partnership's assets at the time of borrowing, whichever is higher. This limitation may restrict the Partnership's ability to borrow funds for capital expenditures and to make distributions. In addition, such limitation may reduce the financial flexibility and liquidity of the Partnership. Further, the payment of the principal and interest on outstanding debt obligations will diminish the level of funds available to the Partnership and reduce the financial flexibility of the Partnership. The Partnership's most recent appraisal of the Independence System was $167,065,000. Based upon this appraised value, the Partnership has a borrowing capacity of approximately $41,000,000, which would allow the Partnership to borrow the maximum amount ($35,000,000) currently available under its credit facility.

         Installments due on debt principal and capital lease obligations for each of the five years in the period ending December 31, 2000 and thereafter, respectively, are $93,508, $1,416,009, $3,399,759, $6,643,670, $7,538,250 and
$7,670,500. At December 31, 1995, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

 (8)     COMMITMENTS AND CONTINGENCIES

         The Partnership has filed a cost-of-service showing in response to rulemakings concerning the 1992 Cable Act for its Independence System and thus anticipates no further reductions in rates in this system. The cost-of-service showing has not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions in the Independence System until such final approval is received.

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

         Under the terms of the partnership agreement of the Partnership, the General Partner has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by the General Partner upon such sale was approximately $73,200,000. The amount of damages being sought by the plaintiffs has not been specified.

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

         The General Partner has conducted written discovery in the form of interrogatories and requests for production of documents; has noticed the depositions of plaintiffs and plaintiffs' expert and has retained an expert to testify that the three appraisals were performed in accordance with standard appraisal methodologies. Although plaintiffs have retained an "expert" appraiser to testify that the value of the Alexandria System in November 1992 was $85 million, approximately $12 million more than the purchase price, the General Partner believes both that the purchase price was fair and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. Consequently, the General Partner intends to defend the litigation at trial in April 1996.

         The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totaled $166,127, $147,185 and $63,698, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments for each of the five years in the period ending December 31, 2000, and thereafter are as follows:

             1996                          $154,596
             1997                           148,251
             1998                           131,196
             1999                            43,199
             2000                             7,200
             Thereafter                      43,200
                                            -------
                                           $527,642
                                            =======


(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                                               For the Year Ended December 31,
                                                                    --------------------------------------------------

                                                                         1995               1994               1993
                                                                    --------------     --------------     ------------

         Maintenance and repairs                                     $   356,537        $   303,262        $   327,242
                                                                      ==========         ==========         ==========

         Taxes, other than income and payroll taxes                  $   252,921        $   199,752        $   239,760
                                                                      ==========         ==========         ==========

         Advertising                                                 $   297,727        $   319,442        $   272,051
                                                                      ==========         ==========         ==========

         Depreciation of property, plant and equipment                $4,429,581         $3,639,053         $3,129,651
                                                                       =========          =========          =========

         Amortization of intangible assets                            $3,451,537         $4,712,386         $6,663,696
                                                                       =========          =========          =========

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

         Glenn R. Jones              66        Chairman of the Board and Chief Executive Officer
         Derek H. Burney             56        Vice Chairman of the Board
         James B. O'Brien            46        President and Director
         Ruth E. Warren              46        Group Vice President/Operations
         Kevin P. Coyle              44        Group Vice President/Finance
         Christopher J. Bowick       40        Group Vice President/Technology
         George H. Newton            61        Group Vice President/Telecommunications
         Timothy J. Burke            45        Group Vice President/Taxation/Administration
         Raymond L. Vigil            49        Group Vice President/Human Resources and Director
         Cynthia A. Winning          44        Group Vice President/Marketing
         Elizabeth M. Steele         44        Vice President/General Counsel/Secretary
         Larry W. Kaschinske         36        Controller
         Robert E. Cole              63        Director
         William E. Frenzel          67        Director
         Donald L. Jacobs            57        Director
         James J. Krejci             54        Director
         John A. MacDonald           42        Director
         Raphael M. Solot            62        Director
         Daniel E. Somers            48        Director
         Howard O. Thrall            48        Director
         Robert B. Zoellick          42        Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner
in March 1996.   Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Christopher J. Bowick, Cynthia A. Winning and Larry W. Kaschinske are executive officers of the General Partner; Raymond L. Vigil is an executive officer and a director of the General Partner; and Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.


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


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership, except for the General Partner. The General Partner owns 19.14 percent of the limited partnership interests in the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses.
These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The Independence System receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Independence System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1995, the Partnership received revenues from PIN of $11,148.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                                 At December 31,
                                                                   -----------------------------------------------
                                                                   1995                 1994                  1993
                                                                   ----                 ----                  ----
         Management fees                                      $1,493,266           $1,376,131            $1,347,765
         Allocation of expenses                                2,138,471            2,074,563             1,880,887
         Programming fees:
                 Superaudio                                       45,956               46,113                45,763
                 Mind Extension University                        49,159               41,783                26,607

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

             10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Raymore, Missouri. (2)

             10.1.19 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Raytown, Missouri. (2)

             10.1.20 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Sugar Creek, Missouri. (2)

             10.2.1 Revolving Credit and Term Loan Agreement dated as of December 30, 1994, between the Partnership, Nationsbank of Texas, N.A. and other banks. (5)

             27           Financial Data Schedule

           ____________

             (1) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1986.

             (2) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1987.

             (3) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1988.

             (4) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

             (5) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

         (b)              Reportson Form 8-K

                          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JONES INTERCABLE INVESTORS, L.P.
                                        a Colorado limited partnership
                                        By: Jones Intercable, Inc.


                                        By: /s/ GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
Dated:       March 25, 1996                 Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
                                            Executive Officer
Dated:       March 25, 1996                 (Principal Executive Officer)


                                        By: /s/ KEVIN P. COYLE
                                            -----------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
Dated:       March 25, 1996                 (Principal Financial Officer)


                                        By: /s/ LARRY KASCHINSKE
                                            -----------------------------------
                                            Larry Kaschinske
                                            Controller
Dated:       March 25, 1996                 (Principal Accounting Officer)


                                        By: /s/ JAMES B. O'BRIEN
                                            -----------------------------------
                                            James B. O'Brien
Dated:       March 25, 1996                 President and Director


                                        By: /s/ RAYMOND L. VIGIL
                                            -----------------------------------
                                            Raymond L. Vigil
Dated:       March 25, 1996                 Group Vice President and Director


                                        By: /s/ DEREK H. BURNEY
                                            -----------------------------------
                                            Derek H. Burney
Dated:       March 25, 1996                 Director

                                        By:
                                            -----------------------------------
                                            Robert E. Cole
Dated:                                      Director


                                        By: /s/ WILLIAM E. FRENZEL
                                            -----------------------------------
                                            William E. Frenzel
Dated:       March 25, 1996                 Director


                                        By: /s/ DONALD L. JACOBS
                                            -----------------------------------
                                            Donald L. Jacobs
Dated:       March 25, 1996                 Director


                                        By: /s/ JAMES J. KREJCI
                                            -----------------------------------
                                            James J. Krejci
Dated:       March 25, 1996                 Director


                                        By: /s/ JOHN A. MACDONALD
                                            -----------------------------------
                                            John A. MacDonald
Dated:       March 25, 1996                 Director


                                        By:
                                            -----------------------------------
                                            Raphael M. Solot
Dated:                                      Director


                                        By: /s/ DANIEL E. SOMERS
                                            -----------------------------------
                                            Daniel E. Somers
Dated:       March 25, 1996                 Director


                                        By: /s/ HOWARD O. THRALL
                                            -----------------------------------
                                            Howard O. Thrall
Dated:       March 25, 1996                 Director


                                        By: /s/ ROBERT B. ZOELLICK
                                            -----------------------------------
                                            Robert B. Zoellick
Dated:       March 25, 1996                 Director

                                 EXHIBIT INDEX

Exhibit
Number                                 Exhibit Description                       Page
-------                                -------------------                       ----
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



Exhibit
Number                                 Exhibit Description                       Page
-------                                -------------------                       ----
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

10.2.1      Revolving Credit and Term Loan Agreement dated as of December
            30, 1994, between the Partnership, Nationsbank of Texas, N.A.
            and other banks.  (5)

27          Financial Data Schedule

____________

(1)         Incorporated by reference from Registrant's Annual Report on
            Form 10-K for fiscal year ended December 31, 1986.

(2)         Incorporated by reference from Registrant's Annual Report on
            Form 10-K for fiscal year ended December 31, 1987.

(3)         Incorporated by reference from Registrant's Annual Report on
            Form 10-K for fiscal year ended December 31, 1988.

(4)         Incorporated by reference from Registrant's Annual Report on
            Form 10-K for fiscal year ended December 31, 1992.

(5)         Incorporated by reference from Registrant's Annual Report on
            Form 10-K for fiscal year ended December 31, 1994.
