Form 10-Q
period 1996-03-31
JONES INTERCABLE INVESTORS L P
filed 1996-05-14
CIK 802361

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

                        Commission File Number:  1-9287


                       JONES INTERCABLE INVESTORS, L.P.
- ------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            36-3468573
- ------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D.#


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

8,322,632 Class A Units

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             March 31,    December 31,
            ASSETS                                             1996           1995
- ---------------------------------------------------------  -------------  -------------

CASH                                                       $    174,228   $     91,518

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $132,266 and $82,938 at March 31, 1996
  and December 31, 1995, respectively                           845,622      1,378,312

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     68,308,762     67,139,530
  Less- accumulated depreciation                            (30,718,944)   (29,510,807)
                                                           ------------   ------------
                                                             37,589,818     37,628,723

  Franchise costs and other intangible assets, net of
    accumulated amortization of $40,134,818 at
    March 31, 1996 and $39,276,038 at
    December 31, 1995, respectively                           7,966,492      8,465,272
                                                           ------------   ------------

          Total investment in cable
            television properties                            45,556,310     46,453,995

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 297,603        151,688
                                                           ------------   ------------

          Total assets                                     $ 46,873,763   $ 48,075,513
                                                           ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                    March 31,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)           1996           1995
- ------------------------------------------------  -------------  -------------

LIABILITIES:
  Credit facility                                 $ 27,850,000   $ 26,450,000
  Capital lease obligations                            238,900        311,696
  Accrued distributions to Class A Unitholders       1,248,395      1,248,395
  Accounts payable and accrued liabilities             678,724      2,146,992
  Subscriber prepayments                               137,979        118,157
                                                  ------------   ------------

          Total liabilities                         30,153,998     30,275,240
                                                  ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                  1,000          1,000
    Accumulated deficit                                 (8,065)        (9,744)
                                                  ------------   ------------

                                                        (7,065)        (8,744)
                                                  ------------   ------------

  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
      March 31, 1996 and December 31, 1995)        116,433,492    116,433,492
    Accumulated deficit                               (798,484)      (964,692)
    Distributions to Unitholders                   (98,908,178)   (97,659,783)
                                                  ------------   ------------

                                                    16,726,830     17,809,017
                                                  ------------   ------------

          Total liabilities and
            partners' capital (deficit)           $ 46,873,763   $ 48,075,513
                                                  ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                        For the Three Months Ended
                                                March 31,
                                        --------------------------
                                             1996          1995
                                        ------------    ----------
REVENUES                                  $7,777,617    $7,239,990

COSTS AND EXPENSES:
 Operating expenses                        3,953,347     3,684,931
 Management fees and allocated overhead
  from General Partner                       915,569       912,632
 Depreciation and amortization             2,107,301     1,957,919
                                          ----------    ----------

OPERATING INCOME                             801,400       684,508
                                          ----------    ----------

OTHER INCOME (EXPENSE):
 Interest expense                           (529,268)     (464,796)
 Other, net                                 (104,245)        1,715
                                          ----------    ----------

   Total other income (expense), net        (633,513)     (463,081)
                                          ----------    ----------

NET INCOME                                $  167,887    $  221,427
                                          ==========    ==========

ALLOCATION OF NET INCOME:
 General Partner                          $    1,679    $    2,214
                                          ==========    ==========

 Class A Unitholders                      $  166,208    $  219,213
                                          ==========    ==========

NET INCOME PER CLASS A UNIT                     $.02          $.03
                                          ==========    ==========

WEIGHTED AVERAGE NUMBER OF CLASS A
 UNITS OUTSTANDING                         8,322,632     8,322,632
                                          ==========    ==========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                         For the Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                            1996           1995
                                                         ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   167,887    $   221,427
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           2,107,301      1,957,919
   Decrease in trade receivables                             532,690        135,540
   Decrease (increase) in deposits, prepaid expenses
    and deferred charges                                    (186,299)        32,621
   Decrease in accounts payable, accrued
    liabilities and subscriber prepayments                (1,448,446)    (1,121,829)
                                                         -----------    -----------

      Net cash provided by operating activities            1,173,133      1,225,678
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                       (1,169,232)    (1,005,994)
                                                         -----------    -----------

      Net cash used in investing activities               (1,169,232)    (1,005,994)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                  1,400,000      1,600,000
 Repayment of debt                                           (72,796)      (573,426)
 Distributions to unitholders                             (1,248,395)    (1,248,395)
                                                         -----------    -----------

      Net cash used in financing activities                   78,809       (221,821)
                                                         -----------    -----------

Increase (decrease) in cash                                   82,710         (2,137)

Cash, beginning of period                                     91,518        607,422
                                                         -----------    -----------

Cash, end of period                                      $   174,228    $   605,285
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                           $   540,223    $   570,123
                                                         ===========    ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at March 31, 1996 and December 31, 1995, and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 were $388,881 and $362,000, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $526,688 and $550,632, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     For the three months ended March 31, 1996, Jones Intercable Investors, L.P. (the "Partnership") generated net cash from operating activities totaling $1,173,133, which is available to fund distributions, capital expenditures and non-operating costs. Capital expenditures for the Partnership's Independence System totaled approximately $1,095,000 during the first quarter of 1996. Approximately 55 percent of these expenditures were for the construction of service drops to subscriber homes. Approximately 41 percent of these expenditures were for the extension and rebuild of cable plant. The remaining expenditures were for various enhancements in the Partnership's Independence System. Funding for these expenditures was provided by cash generated from operations. Budgeted capital expenditures for the remainder of 1996 are approximately $8,277,000. The rebuild of a portion of the Independence System is expected to account for approximately 56 percent of the anticipated remaining capital expenditures. Service drops connecting new subscribers are expected to account for approximately 25 percent. The remainder of the expenditures will relate to various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

     The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of March 31, 1996, $27,850,000 was outstanding, leaving $7,150,000 of available borrowings for future needs. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996. However, the General Partner expects to negotiate an extension of the revolving credit period. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.77 percent and 7.73 percent, respectively.

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

     The Partnership has declared a $.15 per unit distribution for the first quarter of 1996 which will be paid in May 1996. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

     The General Partner believes that cash generated from operations and borrowings available under the Partnership's revolving credit facility will be sufficient to fund distributions, capital expenditures and other liquidity needs of the partnership.

REGULATION AND LEGISLATION
- --------------------------

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

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.


RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $537,627, or approximately 7 percent, to $7,777,617 for the three months ended March 31, 1996 from $7,239,990 for the three months ended March 31, 1995. This increase in revenues in the Independence System is primarily a result of increases in the number of basic service subscribers and basic service rate increases. An increase in the subscriber base accounted for approximately 45 percent of the increase in revenues. Basic subscribers increased 2,926, or approximately 4 percent, to 83,740 at March 31, 1996 from 80,814 at March 31, 1995. Basic service rate increases accounted for approximately 55 percent of the increase in revenues for the period. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $268,416, or approximately 7 percent, to $3,953,347 for the three months ended March 31, 1996 from $3,684,931 for the three months ended March 31, 1995. Operating expenses represented approximately 51 percent of revenues for each of the three month periods ended March 31, 1996 and 1995, respectively. This increase in operating expenses in the Partnership's Independence System was primarily due to an increase in programming-related costs, which accounted for approximately 70 percent of the total increase in operating expenses. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

     Management fees and allocated overhead from the General Partner increased $2,937, or less than 1 percent, to $915,569 for the first three months of 1996 from $912,632 for the comparable 1995 period. This increase was due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $149,382, or approximately 8 percent, to $2,107,301 in 1996 from $1,957,919 in 1995. This increase was due to capital additions in 1995.

     Operating income increased $116,892, or approximately 17 percent, to $801,400 in 1996 compared to $684,508 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $266,274, or approximately 10 percent, to $2,908,701 for the three months ended March 31, 1996 from $2,642,427 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $64,472, or approximately 14 percent, to $529,268 in 1996 from $464,796 in 1995 due to higher outstanding balances on interest-bearing obligations. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.77 percent and 7.73 percent, respectively.

     Net income decreased $53,540, or approximately 24 percent, to $167,887 in the first quarter of 1996 compared to $221,427 in the first quarter of 1995. This decrease was due to the factors discussed above.

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

                                         JONES INTERCABLE INVESTORS, L.P.
                                         BY: JONES INTERCABLE, INC.
                                             General Partner



                                         By: /S/ Kevin P. Coyle
                                             ----------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated:  May 13, 1996