Form 10-Q
period 1996-06-30
JONES INTERCABLE INVESTORS L P
filed 1996-08-14
CIK 802361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from           to
                             ------------   --------------

                        Commission File Number:  1-9287


                       JONES INTERCABLE INVESTORS, L.P.
- --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                        36-3468573
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             June 30,     December 31,
                       ASSETS                                  1996           1995
                       ------                               ----------    -------------

CASH                                                       $    610,843   $     91,518

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $129,501 and $82,938 at June 30, 1996
  and December 31, 1995, respectively                           959,273      1,378,312

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     70,260,583     67,139,530
  Less- accumulated depreciation                            (31,963,360)   (29,510,807)
                                                           ------------   ------------
                                                             38,297,223     37,628,723

  Franchise costs and other intangible assets, net of
    accumulated amortization of $40,993,598 and
    $39,276,038 at June 30, 1996 and December 31, 1995,
    respectively                                              7,107,712      8,825,272
                                                           ------------   ------------

          Total investment in cable
            television properties                            45,404,935     46,453,995

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 211,950        151,688
                                                           ------------   ------------

          Total assets                                     $ 47,187,001   $ 48,075,513
                                                           ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                     June 30,      December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)         1996           1995
   -------------------------------------------    --------------  -------------

LIABILITIES:
  Credit facility                                 $  28,250,000   $ 26,450,000
  Capital lease obligations                             178,525        311,696
  Accrued distributions to Class A Unitholders        1,248,395      1,248,395
  Accounts payable and accrued liabilities            1,177,192      2,146,992
  Subscriber prepayments                                134,698        118,157
                                                  -------------   ------------

          Total liabilities                          30,988,810     30,275,240
                                                  -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                   1,000          1,000
    Accumulated deficit                                    (797)        (9,744)
                                                  -------------   ------------

                                                            203         (8,744)
                                                  -------------   ------------

  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
      June 30, 1996 and December 31, 1995)          116,433,492    116,433,492
    Accumulated deficit                                 (78,932)      (964,692)
    Distributions to Unitholders                   (100,156,572)   (97,659,783)
                                                  -------------   ------------

                                                     16,197,988     17,809,017
                                                  -------------   ------------

          Total liabilities and
            partners' capital (deficit)           $  47,187,001   $ 48,075,513
                                                  =============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Six Months Ended
                                                      June 30,                     June 30,
                                            ---------------------------    --------------------------
                                                 1996           1995          1996          1995
                                              ----------     ----------   -----------   -----------

REVENUES                                      $8,038,701     $7,484,211   $15,816,318   $14,724,201

COSTS AND EXPENSES:
  Operating expenses                           3,867,859      3,667,387     7,821,206     7,352,318
  Management fees and allocated overhead
    from General Partner                         951,561        865,066     1,867,130     1,777,698
  Depreciation and amortization                2,107,300      1,957,931     4,214,601     3,915,850
                                              ----------     ----------   -----------   -----------

OPERATING INCOME                               1,111,981        993,827     1,913,381     1,678,335
                                              ----------     ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (494,686)      (483,646)   (1,023,954)     (948,442)
  Other, net                                     109,525         (1,107)        5,280           608
                                              ----------     ----------   -----------   -----------

          Total other income (expense)          (385,161)      (484,753)   (1,018,674)     (947,834)
                                              ----------     ----------   -----------   -----------

NET INCOME                                    $  726,820     $  509,074   $   894,707   $   730,501
                                              ==========     ==========   ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                             $    7,268     $    5,091   $     8,947   $     7,305
                                              ==========     ==========   ===========   ===========

  Class A Unitholders                         $  719,552     $  503,983   $   885,760   $   723,196
                                              ==========     ==========   ===========   ===========

NET INCOME PER CLASS A UNIT                         $.09           $.07          $.11          $.10
                                              ==========     ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                    8,322,632      8,322,632     8,322,632     8,322,632
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

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                     For the Six Months Ended
                                                             June 30,
                                                    --------------------------

                                                        1996          1995
                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $   894,707   $   730,501
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    4,214,601     3,915,850
     Decrease in trade receivables                      419,039       219,381
     Increase in deposits, prepaid expenses
      and deferred charges                             (104,749)      (53,957)
     Decrease in trade accounts payable, accrued
      liabilities and subscriber prepayments           (953,259)     (185,593)
                                                    -----------   -----------

       Net cash provided by operating activities      4,470,339     4,626,182
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net             (3,121,053)   (2,335,293)
                                                    -----------   -----------

       Net cash used in investing activities         (3,121,053)   (2,335,293)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                             1,800,000     1,715,969
 Repayment of debt                                     (133,171)   (1,447,088)
 Distributions to unitholders                        (2,496,790)   (2,496,790)
                                                    -----------   -----------

       Net cash used in financing activities           (829,961)   (2,227,909)
                                                    -----------   -----------

Increase in cash                                        519,325        62,980

Cash, beginning of period                                91,518       607,422
                                                    -----------   -----------

Cash, end of period                                 $   610,843   $   670,402
                                                    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                      $   948,728   $ 1,058,132
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

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1996 were $401,007 and $789,888, respectively, compared to $374,211 and $736,210, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended June 30, 1996 and 1995 were $550,554 and $1,077,242, respectively, compared to $490,855 and $1,041,488, respectively, for the similar 1995 periods.

(3) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                       JONES INTERCABLE INVESTORS, L.P.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. No specific date or terms have yet been set for the sale of the Partnership's remaining cable system.

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities totaling $4,470,338, which is available to fund distributions, capital expenditures and non-operating costs. Capital expenditures for the Partnership's Independence System totaled approximately $3,121,000 during the first half of 1996. Approximately 46 percent of these expenditures were for the construction of service drops to subscriber homes. Approximately 38 percent of these expenditures were for the extension and rebuild of cable plant. The remaining expenditures were for various enhancements in the Partnership's Independence System. Funding for these expenditures was provided by cash generated from operations. Budgeted capital expenditures for the remainder of 1996 are approximately $4,733,000. The rebuild of a portion of the Independence System and plant extension is expected to account for approximately 85 percent of the anticipated remaining capital expenditures. The remainder of the expenditures will relate to various enhancements in the Independence System. The Partnership is required to maintain a certain level of capital expenditures to rebuild and enhance the Independence System pursuant to its franchise agreements. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

     The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of June 30, 1996, $28,250,000 was outstanding, leaving $6,750,000 of available borrowings for future needs. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996. However, the General Partner expects to negotiate an extension of the revolving credit period. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.87 percent and 7.69 percent, respectively.

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

     The Partnership has declared a $.15 per unit distribution for the second quarter of 1996, which will be paid in August 1996. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system.

     The General Partner believes that cash generated from operations and borrowings available under the Partnership's revolving credit facility will be sufficient to fund distributions, capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $554,490, or approximately 7 percent, to $8,038,701 for the three months ended June 30, 1996 from $7,484,211 for the three months ended June 30, 1995. Revenues of the Partnership increased $1,092,117, or approximately 7 percent, to $15,816,318 for the six months ended June 30, 1996 from $14,724,201 for the six months ended June 30, 1995. These increases in revenues in the Independence System were primarily a result of basic service rate increases and increases in the number of basic service subscribers. Basic service rate increases accounted for approximately 58 percent and 29 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996 and 1995. Basic subscribers increased 3,093, or approximately 4 percent, to 84,542 at June 30, 1996 from 81,449 at June 30, 1995. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $200,472, or approximately 5 percent, to $3,867,859 for the three months ended June 30, 1996 from $3,667,387 for the three months ended June 30, 1995. Operating expense for the three month periods represented approximately 48 percent and 49 percent of revenue in 1996 and 1995, respectively. Operating expenses increased $468,888, or approximately 6 percent, to $7,821,206 for the six months ended June 30, 1996 from $7,352,318 for the six months ended June 30, 1995. Operating expenses represented approximately 49 percent and 50 percent of revenues for the six month periods ended June 30, 1996 and 1995, respectively. These increases in operating expenses in the Partnership's Independence System were primarily due to an increase in programming related costs. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

     Management fees and allocated overhead from the General Partner increased $86,495, or approximately 10 percent, to $951,561 for the second quarter of 1996 from $865,066 for the comparable 1995 period. Management fees and allocated overhead from the General Partner increased $89,432, or approximately 5 percent to $1,867,130 for the six months ended June 30, 1996 from $1,777,698 in the comparable 1995 period. These increases were due to the increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $149,369, or approximately 8 percent, to $2,107,300 for the three months ended June 30, 1996 from $1,957,931 for the comparable 1995 period. Depreciation and amortization expense increased $298,751, or approximately 8 percent, to $4,214,601 for the six months ended June 30, 1996 from $3,915,850 for the comparable 1995 period. These increases were due to capital additions in 1996.

     Operating income increased $118,154, or approximately 12 percent, to $1,111,981 for the three months ended June 30, 1996 compared to $993,827 for the comparable 1995 period. Operating income increased $235,046, or approximately 14 percent, to $1,913,381 for the six months ended June 30, 1996 compared to $1,678,335 for the comparable 1995 period. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $267,523, or approximately 9 percent, to $3,219,281 for the three months ended June 30, 1996 from $2,951,758 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $533,797, or approximately 10 percent, to $6,127,982 for the six months ended June 30, 1996 from $5,594,185 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $11,040, or approximately 2 percent, to $494,686 for the three month period ended June 30, 1996 from $483,646 in the comparable 1995 period. Interest expense increased $75,512, or approximately 8 percent, to $1,023,954 for the six month period ended June 30, 1996 from $948,442 in the comparable 1995 period. These increases were due to higher outstanding balances on interest-bearing obligations.

     Net income increased $217,746, or approximately 43 percent, to $726,820 in the second quarter of 1996 compared to $509,074 in the second quarter of 1995. Net income increased $164,206, or approximately 22 percent, to $894,707 for the six months period ended June 30, 1996, compared to $730,501 for the similar 1995 period. These increases were due to the factors discussed above.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         The General Partner is a defendant in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc., et al, Case No. CV
         ---------------------------------------------------
94-3652, was filed in 1994 in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The trial of this case occurred in late April and early May 1996 on the plaintiffs' remaining breach of contract claim. The parties are awaiting a ruling and judgment of the court.

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


Dated:  August 14, 1996