Form 10-Q
period 1996-09-30
JONES INTERCABLE INVESTORS L P
filed 1996-11-08
CIK 802361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 1996
                               ------------------

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from_____________________to_____________________

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                  September 30,   December 31,
            ASSETS                                    1996            1995
            ------                                -------------   ------------

CASH                                              $    395,611    $     91,518

TRADE RECEIVABLES, less allowance for doubtful
 receivables of $68,134 and $82,938 at
 September 30, 1996 and December 31, 1995,
 respectively                                        1,147,184       1,378,312

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost             72,900,061      67,139,530
 Less- accumulated depreciation                    (33,201,279)    (29,510,807)
                                                  ------------    ------------
                                                    39,698,782      37,628,723

 Franchise costs and other intangible assets,
  net of accumulated amortization of $41,852,378
  and $39,276,038 at September 30, 1996 and
  December 31, 1995, respectively                    6,248,932       8,825,272
                                                  ------------    ------------

     Total investment in cable
      television properties                         45,947,714      46,453,995

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES        354,349         151,688
                                                  ------------    ------------

     Total assets                                 $ 47,844,858    $ 48,075,513
                                                  ============    ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                   September 30,   December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)         1996           1995
   -------------------------------------------     -------------   ------------

LIABILITIES:
  Credit facility                                  $  29,000,000   $ 26,450,000
  Capital lease obligations                              355,519        311,696
  Accrued distributions to Class A Unitholders         1,248,395      1,248,395
  Accounts payable and accrued liabilities             1,620,599      2,146,992
  Subscriber prepayments                                 139,233        118,157
                                                   -------------   ------------

        Total liabilities                             32,363,746     30,275,240
                                                   -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                    1,000          1,000
    Accumulated earnings (deficit)                         4,516         (9,744)
                                                   -------------   ------------

                                                           5,516         (8,744)
                                                   -------------   ------------

  Class A Unitholders-
    Net contributed capital
      (8,322,632 units outstanding at
      September 30, 1996 and December 31, 1995)      116,433,492    116,433,492
    Accumulated earnings (deficit)                       447,072       (964,692)
    Distributions to Unitholders                    (101,404,968)   (97,659,783)
                                                   -------------   ------------

                                                      15,475,596     17,809,017
                                                   -------------   ------------

        Total liabilities and
          partners' capital (deficit)              $  47,844,858   $ 48,075,513
                                                   =============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                             --------------------------    -------------------------

                                                1996            1995           1996         1995
                                             ----------      ----------    -----------   -----------

REVENUES                                     $8,092,507      $7,522,301    $23,908,825   $22,246,502

COSTS AND EXPENSES:
  Operating expenses                          3,962,585       3,687,080     11,783,791    11,039,398
  Management fees and allocated overhead
    from General Partner                        882,657         881,784      2,749,787     2,659,482
  Depreciation and amortization               2,100,804       1,957,932      6,315,405     5,873,782
                                             ----------      ----------    -----------   -----------

OPERATING INCOME                              1,146,461         995,505      3,059,842     2,673,840
                                             ----------      ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                             (507,170)       (485,023)    (1,531,124)   (1,433,465)
  Other, net                                   (107,974)        (67,873)      (102,694)      (67,265)
                                             ----------      ----------    -----------   -----------

          Total other income (expense)         (615,144)       (552,896)    (1,633,818)   (1,500,730)
                                             ----------      ----------    -----------   -----------

NET INCOME                                   $  531,317      $  442,609    $ 1,426,024   $ 1,173,110
                                             ==========      ==========    ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                            $    5,313      $    4,426    $    14,260   $    11,731
                                             ==========      ==========    ===========   ===========

  Class A Unitholders                        $  526,004      $  438,183    $ 1,411,764   $ 1,161,379
                                             ==========      ==========    ===========   ===========

NET INCOME PER CLASS A UNIT                  $      .06      $      .05    $       .17   $       .14
                                             ==========      ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                   8,322,632       8,322,632      8,322,632     8,322,632
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

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------

                                                       1996          1995
                                                    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 1,426,024   $ 1,173,110
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                    6,315,405     5,873,782
     Decrease (increase) in trade receivables           231,128      (128,343)
     Increase in deposits, prepaid expenses
      and deferred charges                             (251,254)     (170,860)
     Decrease in accounts payable, accrued
      liabilities and subscriber prepayments           (505,317)     (255,282)
                                                    -----------   -----------

       Net cash provided by operating activities      7,215,986     6,492,407
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                  (5,760,531)   (4,704,400)
                                                    -----------   -----------

       Net cash used in investing activities         (5,760,531)   (4,704,400)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                             2,798,452     3,365,970
 Repayment of debt                                     (204,629)   (1,526,776)
 Distributions to unitholders                        (3,745,185)   (3,745,185)
                                                    -----------   -----------

      Net cash used in financing activities          (1,151,362)   (1,905,991)
                                                    -----------   -----------

Increase (decrease) in cash                             304,093      (117,984)

Cash, beginning of period                                91,518       607,422
                                                    -----------   -----------

Cash, end of period                                 $   395,611   $   489,438
                                                    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                      $ 1,584,777   $ 1,528,262
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

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri.

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1996 were $404,625 and $1,195,441, respectively, compared to $376,115 and
$1,112,325, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 were $478,032 and $1,554,346, respectively, compared to $505,669 and $1,547,157, respectively, for the similar 1995 periods.

(3)  In connection with that certain litigation entitled Luva Vaughan et al v.
                                                         ---------------------
Jones Intercable, Inc. et al, Case No. CV 94-3652, filed in the Circuit Court
----------------------------
for Jackson County, Missouri previously reported, a trial to the Court was held in April and May 1996. On September 20, 1996, the Court entered judgment in favor of the General Partner and taxed costs to the plaintiffs. In the Judgment, the Court (a) denied plaintiffs' motion for reconsideration of the Court's prior decision granting summary judgment in favor of the General Partner on the claim in the litigation relating to the payment by the Partnership of a brokerage commission; (b) held that plaintiffs did not establish that demand was made on the General Partner for the relief sought or that such a demand would have been futile; and (c) advised that the proper procedure for the selection of appraisers under the Limited Partnership Agreement of the Partnership is that the General Partner selects one appraiser on its own behalf and one appraiser on behalf of the Partnership and that these two appraisers select the third appraiser. The time for filing motions for a new trial and for filing an appeal has not yet expired.

(4) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------
     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities totaling $7,215,986, which is available to fund distributions, capital expenditures and non-operating costs. Capital expenditures for the Partnership's Independence System totaled approximately $5,761,000 during the first nine months of 1996. Approximately 38 percent of these expenditures were for the construction of service drops to subscriber homes. Approximately 34 percent of these expenditures were for the extension and rebuild of cable plant. The remaining expenditures were for various enhancements in the Partnership's Independence System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $1,511,000.
The rebuild of a portion of the Independence System and plant extension is expected to account for approximately 72 percent of the anticipated remaining capital expenditures. The remainder of the expenditures will be to maintain the value of the Independence System until it is sold. The Partnership is required to maintain a certain level of capital expenditures to rebuild and enhance the Independence System pursuant to its franchise agreements. Funding for these capital improvements is expected to be provided by cash generated from operations and borrowings from the Partnership's credit facility.

     The maximum amount available under the Partnership's revolving credit facility is subject to the terms of the credit agreement and the partnership agreement's leverage limitations discussed below. The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of September 30, 1996, $29,000,000 was outstanding, leaving $6,000,000 of available borrowings for future needs. Under the terms of the credit agreement, the revolving credit facility will expire on December 31, 1996; however, prior to such date the General Partner expects to negotiate a one year extension of the facility. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus
1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 6.82 percent and
7.15 percent, respectively.

     The Partnership has declared a $.15 per unit distribution for the third quarter of 1996, which will be paid in November 1996. The Partnership intends to distribute all cash flow from operations after payment of expenses, capital additions and creation of cash reserves deemed reasonably necessary to preserve and enhance the value of the Partnership's cable television system. Once the Independence System is sold, the Partnership will be liquidated and no further distributions will be made.

     The General Partner believes that cash generated from operations and borrowings available under the Partnership's revolving credit facility will be sufficient to fund distributions, capital expenditures and other liquidity needs of the Partnership until the Independence System is sold and the Partnership is liquidated.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $570,206, or approximately 8 percent, to $8,092,507 for the three months ended September 30, 1996 from $7,522,301 for the three months ended September 30, 1995. Revenues of the Partnership increased $1,662,323, or approximately 7 percent, to $23,908,825 for the nine months ended September 30, 1996 from $22,246,502 for the nine months ended September 30, 1995. These increases in revenues were primarily a result of basic service rate increases and increases in the number of basic service subscribers. Basic service rate increases accounted for approximately 62 percent and 56 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. An increase in the number of basic service subscribers accounted for approximately 36 percent and 41 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased by 2,407 subscribers, or approximately 3 percent, to 84,932 at September 30, 1996 from 82,525 at September 30, 1995. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $275,505, or approximately 7 percent, to $3,962,585 for the three months ended September 30, 1996 from $3,687,080 for the three months ended September 30, 1995. Operating expenses represented approximately 49 percent of revenues for each of the three month periods ended September 30, 1996 and 1995. Operating expenses increased $744,393, or approximately 7 percent, to $11,783,791 for the nine months ended September 30, 1996 from $11,039,398 for the nine months ended September 30, 1995. Operating expenses represented approximately 49 percent and 50 percent of revenues for the nine month periods ended September 30, 1996 and 1995, respectively. These increases in operating expenses in the Partnership's Independence System were primarily due to an increase in programming related costs. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

     Management fees and allocated overhead from the General Partner increased $873, or less than 1 percent, to $882,657 for the third quarter of 1996 from $881,784 for the comparable 1995 period. Management fees and allocated overhead from the General Partner increased $90,305, or approximately 3 percent, to $2,749,787 for the nine months ended September 30, 1996 from $2,659,482 for the comparable 1995 period. These increases were due to the increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $142,872, or approximately 7 percent, to $2,100,804 for the three months ended September 30, 1996 from $1,957,932 for the comparable 1995 period. Depreciation and amortization expense increased $441,623, or approximately 8 percent, to $6,315,405 for the nine months ended September 30, 1996 from $5,873,782 for the comparable 1995 period. These increases were due to capital additions in 1996.

     Operating income increased $150,956, or approximately 15 percent, to $1,146,461 for the three months ended September 30, 1996 compared to $995,505 for the comparable 1995 period. Operating income increased $386,002, or approximately 14 percent, to $3,059,842 for the nine months ended September 30, 1996 compared to $2,673,840 for the comparable 1995 period. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $293,828, or approximately 10 percent, to $3,247,265 for the three months ended September 30, 1996 from $2,953,437 for the similar period in 1995. Operating income before depreciation and amortization increased $827,625, or approximately 10 percent, to $9,375,247 for the nine months ended September 30, 1996 from $8,547,622 for the similar period in 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $22,147, or approximately 5 percent, to $507,170 for the three month period ended September 30, 1996 from $485,023 for the comparable 1995 period. Interest expense increased $97,659, or approximately 7 percent, to $1,531,124 for the nine month period ended September 30, 1996 from $1,433,465 for the comparable 1995 period. These increases were due to higher outstanding balances on interest-bearing obligations.

     Net income increased $88,708, or approximately 20 percent, to $531,317 in the third quarter of 1996 compared to $442,609 in the third quarter of 1995. Net income increased $252,914, or approximately 22 percent, to $1,426,024 for the nine month period ended September 30, 1996 compared to $1,173,110 for the similar 1995 period. These increases were due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        In connection with that certain litigation entitled Luva Vaughan et al
                                                            ------------------
v. Jones Intercable, Inc. et al, Case No. CV 94-3652, filed in the Circuit Court
-------------------------------
for Jackson County, Missouri previously reported, a trial to the Court was held in April and May 1996. On September 20, 1996, the Court entered judgment in favor of Jones Intercable, Inc. (the "General Partner") and taxed costs to the plaintiffs. In the Judgment, the Court (a) denied plaintiffs' motion for reconsideration of the Court's prior decision granting summary judgment in favor of the General Partner on the claim in the litigation relating to the payment by the Partnership of a brokerage commission; (b) held that plaintiffs did not establish that demand was made on the General Partner for the relief sought or that such a demand would have been futile; and (c) advised that the proper procedure for the selection of appraisers under the Limited Partnership Agreement of the Partnership is that the General Partner selects one appraiser on its own behalf and one appraiser on behalf of the Partnership and that these two appraisers select the third appraiser. The time for filing motions for a new trial and for filing an appeal has not yet expired.

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits

            27)  Financial Data Schedule

        b)  Reports on Form 8-K

            None
                                       9

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

Dated:  November 8, 1996