Form 10-K
period 1996-12-31
JONES INTERCABLE INVESTORS L P
filed 1997-03-26
CIK 802361

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______  to ______

Commission file number:    0-9287

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                                36-3468573
     --------                                                ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309              (303) 792-3111
---------------------------------------------              --------------
(Address of principal executive office and          (Registrant's telephone no.
        Zip Code)                                       including area code)


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

     Yes  x                                                     No
         ---                                                       ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                     ______


                   DOCUMENTS INCORPORATED BY REFERENCE:  None



(27863)

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          THE PARTNERSHIP. Jones Intercable Investors, L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Intercable, Inc., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the City of Independence, Missouri (the "Independence System"). See Item 2.

          On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the Independence System to a wholly owned subsidiary of the General Partner for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents, and is expected to occur during the second half of 1997. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not exceed the preferred return set forth in the Partnership Agreement, there will be no general partner distribution related to this transaction, but the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved.

          CABLE TELEVISION SERVICES. The Independence System offers to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Independence System. At December 31, 1996, the Independence System's monthly basic service rate was $8.94, monthly basic and tier ("basic plus") service rate was $24.92 and monthly premium services ranged from $5.00 to $12.95 per premium service. In addition, the Partnership earns revenues from the Independence System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $10.00 to $30.00; however, from time to time the Independence System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996 of the total fees received by the Independence System, basic service and tier service fees accounted for approximately 72% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 8% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Independence System.

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

          The Partnership holds 20 franchises relating to the Independence System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership is currently negotiating the renewal of six franchises that are either operating under extensions or will expire prior to December 31, 1997. The General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Independence System in May 1987. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Independence System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Independence System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996 the Independence System operated cable plant passing approximately 131,800 homes, with an
approximate   64% penetration rate.  Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                             At December 31,
                                   ---------------------------------
                                        1996      1995     1994
                                   ---------   -------  -------
Monthly basic plus service rate      $ 24.92   $ 23.57  $ 22.32
Basic subscribers                     85,434    83,722   79,985
Pay units                             57,774    57,235   52,630

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          On February 22, 1994, the General Partner and The Jones Group, Ltd. ("Jones Group"), a subsidiary of the General Partner engaged in the cable television brokerage business, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in the Partnership. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc., et al, Case
                     ---------------------------------------------------
No. CV 94-3652, was filed in the Circuit Court for Jackson County, Missouri.
The litigation related to the purchase by the General Partner of the Alexandria, Virginia cable television system from the Partnership and the payment of a brokerage commission in connection with such transaction to Jones Group.

          A trial to the court was held in April and May 1996. On September 20, 1996, the Court entered judgment in favor of the General Partner and taxed costs to the plaintiffs. In the Judgment, the Court (a) denied plaintiffs' motion for reconsideration of the Court's prior decision granting summary judgment in favor of the General Partner on the claim in the litigation relating to the payment by the Partnership of a brokerage commission; (b) held that plaintiffs did not establish that demand was made on the General Partner for the relief sought or that such a demand would have been futile; and (c) advised that the proper procedure for the selection of appraisers under the Limited Partnership Agreement of the Partnership is that the General Partner selects one appraiser on its behalf and one appraiser on behalf of the Partnership and these two appraisers then select the third appraiser.

          Following the entry of judgment in favor of the General Partner and against the plaintiffs and the Partnership, the parties agreed to a settlement of the litigation. The settlement has been approved by the Court. The material terms of the settlement are as follows:

          (a) The General Partner paid $995,000, as follows: $636,250 was paid to the Partnership, which used the funds to reduce the Partnership's outstanding indebtedness; $110,000 was paid to the named plaintiffs individually as reimbursement for their costs, expenses and time spent in pursuing the litigation; and $248,750 was paid to counsel for the plaintiffs in the litigation. Approximately $582,400 of the $995,000 was paid by the General Partner's insurance carrier.

          (b) The Partnership and the named plaintiffs acknowledged that the General Partner has an option under the terms of the Partnership Agreement to purchase the Independence System at a price that is the average of three appraisals. They further acknowledged that the three appraisers are to be selected as follows: the General Partner selects one appraiser on its own behalf, the General Partner selects a second appraiser on behalf of the Partnership and those two appraisers select the third appraiser, and the firms of Bond & Pecaro. Inc. and Kane Reece Associates, Inc., both of which served as experts in the litigation, would not be selected by the General Partner as an appraiser of the Independence System (the "Appraiser Selection Procedure"). The Partnership and the named plaintiffs agreed that they have no objection to, and waived any claim against the General Partner and Jones Group relating to, the Appraiser Selection Procedure. As disclosed in Item 1. Business above, in February 1997, the General Partner exercised its option to purchase the Independence System and the sales price was determined in accordance with the Appraisal Selection Procedure.

          (c) The Partnership and the named plaintiffs acknowledged that they would have no objection to the payment by the Partnership of a brokerage fee in the amount of 2.5% of the gross sales price of the Independence System if the General Partner exercises its option to purchase such system.

          (d) All parties provided general releases to the other parties with respect to any facts surrounding the sale of the Alexandria, Virginia cable television system by the Partnership to the General Partner that could have been raised in either the Missouri or Colorado litigation, the Appraiser Selection Procedure and the payment of a brokerage fee to Jones Group in the event that the General Partner exercises its option to purchase the Independence System.

          (e) The Missouri litigation and a related case, pending in the District Court for the City and County of Denver, Colorado, have been dismissed with prejudice.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          The Partnership's Class A Units are traded on the American Stock Exchange ("AMEX") under the symbol JTV.

          The following table shows the high and low prices as regularly quoted on AMEX for each quarterly period of 1996 for the Partnership's Class A Units:

Year Ended 12/31/96     High      Low
---------------------  -------  -------

First Quarter          13  1/4  12
Second Quarter         14  1/2  12  1/8
Third Quarter          13  1/8  11  3/8
Fourth Quarter         14  3/4  12  1/4

          At February 15, 1997, there were 1,284 record holders of the Class A Units of the Partnership and 8,322,632 outstanding Class A Units.

          The Partnership distributed $.15 per Class A Unit for each of the calendar quarters in 1996 See Note 4 of the Notes to Financial Statements for discussion of the Partnership's cash distribution policy.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                         For the Year Ended December 31,
                                       -------------------------------------------------------------------
                                          1996          1995          1994          1993          1992
                                       -----------  ------------  ------------  ------------  ------------

Revenues                               $32,281,131  $29,865,310   $27,522,625   $26,955,292   $38,337,748
Operating Expenses                      15,875,256   15,044,764    13,757,025    13,021,954    18,635,695
Management Fees and Allocated
  Overhead from General Partner          3,766,038    3,631,737     3,450,694     3,228,652     4,459,714
Depreciation and Amortization            8,668,624    7,881,118     8,351,439     9,793,347    15,051,597
Operating Income                         3,971,213    3,307,691     1,963,467       911,339       190,742
Net Income (Loss)                        1,746,408      794,431       578,056       (57,867)   44,060,105(a)
Net Income (Loss) per Class A Unit             .21          .09           .07          (.01)         5.24
Distributions per Class A Unit                 .60          .60           .60           .60          3.60
Weighted Average Number of
  Class A Units Outstanding              8,322,632    8,322,632     8,322,632     8,322,632     8,322,632
General Partner's Capital (Deficit)          8,720       (8,744)      (16,688)      (22,469)      (21,890)
Class A Unitholders' Capital            14,544,382   17,809,017    22,016,109    26,437,414    31,488,281
Total Assets                            49,549,980   48,075,513    48,557,818    48,163,431    52,648,591
Total Debt                              30,996,647   26,761,696    23,493,841    19,029,472    18,570,003

(a) Includes gain on sale of Alexandria System of $47,118,868 during November 1992.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

       The following discussion of Jones Intercable Investors, L.P. (the "Partnership") financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

       On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the cable television system serving the communities in and around Independence, Missouri (the "Independence System") to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not exceed the preferred return set forth in the Partnership Agreement, there will be no general partner distribution related to this transaction; however, the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved.

       For the year ended December 31, 1996, the Partnership generated net cash from operating activities totaling $10,728,384, which is available to fund distributions, capital expenditures and non-operating costs.

       The Partnership's capital expenditures for 1996 totaled approximately $9,445,000. Service drops to homes accounted for approximately 30 percent of such expenditures. Approximately 20 percent of these expenditures related to the extension of cable plant. Approximately 12 percent of these expenditures related to the rebuild of cable plant required by one of the Partnership's franchise agreements. The remainder of the capital expenditures related to various enhancements in the Independence System. Funding for these expenditures was provided primarily by cash generated from operations and borrowings from the Partnership's revolving credit facility. Anticipated capital expenditures for 1997 total approximately $10,476,000 and are necessary to maintain the Independence System until it is sold. Approximately 31 percent of the budgeted expenditures is expected to be used for rebuild of cable plant and approximately 27 percent is expected to be used for service drops to homes. The Partnership is also required to maintain a certain level of capital expenditures to maintain the Independence System pursuant to its franchise agreements. Funding for these capital improvements is expected to be provided by cash generated from operations and, if necessary, borrowings from the Partnership's revolving credit facility. Depending upon the timing of the closing of the sale of the Independence System to the General Partner as discussed above, the Partnership likely will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Independence System.

       The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of December 31, 1996, $30,700,000 was outstanding, leaving $4,300,000 of available borrowings for future needs. Under the terms of the credit agreement, as amended, the revolving credit facility expires on December 31, 1998. The credit facility will be repaid in full upon the sale of the Independence System in the third or fourth quarter of 1997. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.84 percent and 7.25 percent, respectively.

       The Partnership declared a $.15 per unit distribution for each of the four quarters of 1996. The Partnership expects that cash distributions will continue to be paid quarterly until the sale of the Independence System is closed; however, the level of such distributions will be determined on a quarter-by-quarter basis. The General Partner believes that the Partnership has sufficient sources of capital to service its anticipated needs from cash on hand, cash generated from operations and borrowings available under its revolving credit facility until the Independence System is sold.

RESULTS OF OPERATIONS
---------------------

       1996 compared to 1995
       ---------------------

       Revenues of the Partnership increased $2,415,821, or approximately 8 percent, to $32,281,131 in 1996 from $29,865,310 in 1995. The increase in revenues in the Independence System was primarily a result of increases in the number of basic service subscribers and basic service rate increases. Basic service rate increases accounted for approximately 60 percent of the increase in revenues for 1996. An increase in the number of basic service subscribers accounted for approximately 37 percent of the increase in revenues for 1996. Basic subscribers increased by 1,712 subscribers, or approximately 2 percent, to 85,434 at December 31, 1996 from 83,722 at December 31, 1995. No other individual factor was significant to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses increased $830,492, or approximately 6 percent, to $15,875,256 in 1996 from $15,044,764 in 1995. Operating expenses represented approximately 49 percent and 50 percent of revenues in 1996 and 1995, respectively. The increase in operating expenses was due primarily to increases in programming-related costs, which were partially offset by a decrease in personnel costs. No other individual factor was significant to the increase in operating expenses.

       Management fees and allocated overhead from the General Partner increased $134,301, or approximately 4 percent, to $3,766,038 in 1996 from $3,631,737 in
1995. This increase was due primarily to the increase in revenues, upon which such management fees and allocations are based.

       Depreciation and amortization expense increased $787,506, or approximately 10 percent, to $8,668,624 in 1996 from $7,881,118 in 1995. This increase was due to additions to the Independence System's depreciable asset base.

       Operating income increased $663,522, or approximately 20 percent, to $3,971,213 in 1996 from $3,307,691 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $1,451,028, or approximately 13 percent, to $12,639,837 in 1996 from $11,188,809 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

       Interest expense increased $149,381, or approximately 8 percent, to $2,075,840 in 1996 from $1,926,459 in 1995. This increase was due to higher outstanding balances on interest bearing obligations.

       Net income increased $951,977 to $1,746,408 in 1996 from $794,431 in
1995.  This increase was due to the factors discussed above.

       1995 compared to 1994
       ---------------------

       Revenues of the Partnership increased $2,342,685, or approximately 9 percent, to $29,865,310 in 1995 from $27,522,625 in 1994. The increase in revenues in the Independence System was primarily a result of increases in the number of basic service subscribers and basic service rate increases. An increase in the number of basic service subscribers accounted for approximately 53 percent of the increase in revenues for 1995. Basic subscribers increased by 3,737 subscribers, or approximately 5 percent, to 83,722 at December 31, 1995 from 79,985 at December 31, 1994. Basic service rate increases accounted for approximately 41 percent of the increase in revenues for 1995. No other individual factor was significant to the increase in revenues.

       Operating expenses increased $1,287,739, or approximately 9 percent, to $15,044,764 in 1995 from $13,757,025 in 1994. Operating expenses represented approximately 50 percent of revenues in 1995 and 1994, respectively. This increase was due primarily to increases in programming-related costs, which were partially offset by a decrease in personnel costs. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

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

Item 8. Financial Statements
----------------------------

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------


                                     INDEX
                                     -----

                                            Page
                                            ----
Report of Independent Public Accountants     16

Balance Sheets                               17

Statements of Operations                     19

Statements of Partners' Capital (Deficit)    20

Statements of Cash Flows                     21

Notes to Financial Statements                22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Intercable Investors, L.P.:

          We have audited the accompanying balance sheets of JONES INTERCABLE INVESTORS, L.P. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Intercable Investors, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
 March 7, 1997.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                       December 31,
                                                               ----------------------------
             ASSETS (Note 1)                                        1996           1995
             ------                                            ------------   -------------
CASH                                                           $    616,013   $     91,518

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $116,097 and $82,938 at
  December 31, 1996 and 1995, respectively                        1,309,354      1,378,312

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         76,071,150     67,139,530
  Less- accumulated depreciation                                (34,144,942)   (29,510,807)
                                                               ------------   ------------
                                                                 41,926,208     37,628,723

  Franchise costs and other intangible assets, net of
    accumulated amortization of $42,711,158 and
    $39,276,038 at December 31, 1996 and 1995, respectively       5,390,152      8,825,272
                                                               ------------   ------------

             Total investment in cable
                television properties                            47,316,360     46,453,995

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                     308,253        151,688
                                                               ------------   ------------

          Total assets                                         $ 49,549,980   $ 48,075,513
                                                               ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                           December 31,
                                                  ----------------------------
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)         1996            1995
------------------------------------------------  -------------   ------------
LIABILITIES:
 Credit facility                                  $  30,700,000   $ 26,450,000
 Capital lease obligations                              296,647        311,696
 Accrued distributions to Class A Unitholders         1,248,395      1,248,395
 Accounts payable and accrued liabilities             2,637,438      2,146,992
 Subscriber prepayments                                 114,398        118,157
                                                  -------------   ------------

     Total liabilities                               34,996,878     30,275,240
                                                  -------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                     1,000          1,000
  Accumulated earnings (deficit)                          7,720         (9,744)
                                                  -------------   ------------

                                                          8,720         (8,744)
                                                  -------------   ------------

 Class A Unitholders-
  Net contributed capital
    (8,322,632 units outstanding
    at December 31, 1996 and 1995)                  116,433,492    116,433,492
  Accumulated earnings (deficit)                        764,252       (964,692)
  Distributions to Unitholders                     (102,653,362)   (97,659,783)
                                                  -------------   ------------

                                                     14,544,382     17,809,017
                                                  -------------   ------------

     Total liabilities and
      partners' capital (deficit)                 $  49,549,980   $ 48,075,513
                                                  =============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                              For the Year Ended December 31,
                                                         ----------------------------------------
                                                             1996          1995          1994
                                                         ------------  ------------  ------------

REVENUES                                                 $32,281,131   $29,865,310   $27,522,625

COSTS AND EXPENSES:
  Operating expenses                                      15,875,256    15,044,764    13,757,025
  Management fees and allocated
    overhead from General Partner                          3,766,038     3,631,737     3,450,694
  Depreciation and amortization                            8,668,624     7,881,118     8,351,439
                                                         -----------   -----------   -----------

OPERATING INCOME                                           3,971,213     3,307,691     1,963,467
                                                         -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                        (2,075,840)   (1,926,459)   (1,289,491)
  Interest income                                              6,175         6,274         7,899
  Other, net                                                (155,140)     (593,075)     (103,819)
                                                         -----------   -----------   -----------

         Total other income (expense), net                (2,224,805)   (2,513,260)   (1,385,411)
                                                         -----------   -----------   -----------

NET INCOME                                               $ 1,746,408   $   794,431   $   578,056
                                                         ===========   ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                                        $    17,464   $     7,944   $     5,781
                                                         ===========   ===========   ===========

  Class A Unitholders                                    $ 1,728,944   $   786,487   $   572,275
                                                         ===========   ===========   ===========

NET INCOME PER CLASS A UNIT                                     $.21          $.09          $.07
                                                         ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF CLASS A
  UNITS OUTSTANDING                                        8,322,632     8,322,632     8,322,632
                                                         ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                       For the Year Ended December 31,
                                  ----------------------------------------
                                      1996          1995          1994
                                  ------------  ------------  ------------

General Partner:
  Balance, beginning of year      $    (8,744)  $   (16,688)  $   (22,469)
  Net income for year                  17,464         7,944         5,781
                                  -----------   -----------   -----------

  Balance, end of year            $     8,720   $    (8,744)  $   (16,688)
                                  ===========   ===========   ===========

Class A Unitholders:
  Balance, beginning of year      $17,809,017   $22,016,109   $26,437,414
  Net income for year               1,728,944       786,487       572,275
  Distributions to Unitholders     (4,993,579)   (4,993,579)   (4,993,580)
                                  -----------   -----------   -----------

  Balance, end of year            $14,544,382   $17,809,017   $22,016,109
                                  ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                     For the Year Ended December 31,
                                                                 ----------------------------------------
                                                                     1996          1995          1994
                                                                 ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 1,746,408   $   794,431   $   578,056
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                8,668,624     7,881,118     8,351,439
      Decrease (increase) in trade receivables                        68,958      (636,997)       13,003
      Increase in deposits, prepaid expenses
        and deferred charges                                        (242,293)     (153,990)      (66,526)
      Increase in accounts payable and accrued
        liabilities and subscriber prepayments                       486,687       448,988       345,542
                                                                 -----------   -----------   -----------

              Net cash provided by operating activities           10,728,384     8,333,550     9,221,514
                                                                 -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (9,445,261)   (7,123,730)   (8,451,389)
                                                                 -----------   -----------   -----------

              Net cash used in investing activities               (9,445,261)   (7,123,730)   (8,451,389)
                                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         5,015,615     4,878,614     7,064,889
  Repayment of debt                                                 (780,664)   (1,610,759)   (2,600,520)
  Distributions to unitholders                                    (4,993,579)   (4,993,579)   (4,993,580)
                                                                 -----------   -----------   -----------

              Net cash used in financing activities                 (758,628)   (1,725,724)     (529,211)
                                                                 -----------   -----------   -----------

Increase (decrease) in cash                                          524,495      (515,904)      240,914

Cash, beginning of year                                               91,518       607,422       366,508
                                                                 -----------   -----------   -----------

Cash, end of year                                                $   616,013   $    91,518   $   607,422
                                                                 ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 2,104,973   $ 1,977,214   $ 1,072,838
                                                                 ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)    ORGANIZATION OF PARTNERSHIP
       ---------------------------

       Formation and Business
       ----------------------

       Jones Intercable Investors, L.P. (the "Partnership"), a Colorado limited partnership, was formed on September 18, 1986, to acquire, own and operate cable television systems in the United States. On November 28, 1986, the Partnership completed the sale of 3,230,000 Class A Units, representing beneficial ownership of Class A Limited Partnership Interests, to the public at a price of $16.00 per Class A Unit. On May 23, 1987, the Partnership completed the sale of an additional 4,300,000 Class A Units, representing beneficial ownership of Class A Limited Partnership Interests to Jones Intercable, Inc. ("Intercable") (800,000 Units) and to the public at a price of $15.00 per Class A Unit. In addition to its 800,000 Class A Units, Intercable purchased, through a series of transactions, 792,632 Class B Units. These purchases by Intercable represent a 19 percent ownership interest in the Partnership. At December 31, 1989, all Class B Units were converted to Class A Units. Intercable is the general partner of the Partnership (the "General Partner"). The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

       At December 31, 1996, the Partnership owned the cable television system serving certain communities in and around Independence, Missouri.

       Cable Television System Sale and Partnership Liquidation
       --------------------------------------------------------

       On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not exceed the preferred return set forth in the Partnership Agreement, there will be no general partner distribution related to this transaction; however, the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved.

       Contributed Capital of the Partnership
       --------------------------------------

       The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit).

       All profits and losses of the Partnership are allocated 99 percent to the Unitholders and 1 percent to the General Partner.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Accounting Records
       ------------------

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


       Partnership Acquisitions
       ------------------------

       The Partnership's acquisitions were accounted for using the "purchase method" of accounting. The allocation of the purchase price (determined by independent appraisal) was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased.

       Property, Plant and Equipment
       -----------------------------

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

       Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

       Intangible Assets
       -----------------

       Costs assigned to franchises and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

       Franchise costs                       1 -  2 years
       Costs in excess of interests
        in net assets purchased                  30 years

       Revenue Recognition
       -------------------

       Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
       ----------------------------------------------------

       Management Fees, Reimbursements of Allocated Expenses and Distribution
       ----------------------------------------------------------------------
Ratios
------

       The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1996, 1995 and 1994 were $1,614,057, $1,493,266 and $1,376,131, respectively.

       The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $2,151,981, $2,138,471 and $2,074,563, respectively.

       Distributions made upon the sale or refinancing of a Partnership cable television system or upon dissolution of the Partnership shall be made as follows: first, to the Class A Unitholders an amount equal to the Preferred Return. The "Preferred Return" is defined as a return equal to 10 percent per annum, cumulative and non-compounded on an amount equal to the capital contribution made with respect to a Class A Unit, less any portion of such amount which has been returned to Class A Units from prior sale or refinancing proceeds; provided that such return will be reduced by all prior distributions of cash flow from operations on the Class A Units, and certain prior distributions of proceeds from sales or refinancing of Partnership cable television properties; second, to the Class A Unitholders an amount equal to the capital originally contributed; third, 60 percent to Class A Unitholders and 40 percent to the General Partner.

       The Partnership is charged interest on accounts payable to the General Partner at a rate which approximates the General Partner's weighted average cost of borrowing. There was no interest charged to the Partnership by the General Partner during 1996, 1995 and 1994.

       Payments to/from Affiliates for Programming Services
       ----------------------------------------------------

       The Partnership receives programming from Superaudio, Jones Education Company and Product Information Network, all of which are affiliates of the General Partner.

       Payments to Superaudio totaled approximately $51,871, $45,956 and $46,113
in 1996, 1995 and 1994, respectively.    Payments to Jones Education Company
totaled approximately $55,913, $49,159 and $41,783 in 1996, 1995 and 1994,
respectively.

       The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $30,104, $11,148 and $4,073 in 1996, 1995 and 1994, respectively.

(4)    DISTRIBUTIONS TO UNITHOLDERS
       ----------------------------

       The Partnership declared a $.15 per unit distribution for each of the four quarters of 1996. All declared distributions were paid at December 31, 1996, except for the fourth quarter distribution, which was paid in February 1997. The Partnership expects that cash distributions will continue to be paid quarterly until the sale of the Independence System is closed; however, the level of such distributions will be determined on a quarter-by-quarter basis.

(5)    PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       Property, plant and equipment as of December 31, 1996 and 1995, consists of the following:

                                                  December 31,
                                          ---------------------------
                                               1996           1995
                                          ------------   ------------
       Cable distribution systems         $ 70,640,008   $ 61,887,816
       Equipment and tools                   1,795,869      1,714,326
       Office furniture and equipment          825,535        642,237
       Buildings                             1,209,479      1,178,013
       Vehicles                              1,549,259      1,666,138
       Land                                     51,000         51,000
                                          ------------   ------------
                                            76,071,150     67,139,530

       Less - accumulated depreciation     (34,144,942)   (29,510,807)
                                          ------------   ------------

                                          $ 41,926,208   $ 37,628,723
                                          ============   ============

(6)    DEBT
       ----

       Debt consists of the following:           December 31,
                                          ---------------------------
                                               1996           1995
                                          ------------   ------------
       Lending institutions-
        Revolving credit facility         $ 30,700,000   $ 26,450,000

       Capital lease obligations               296,647        311,696
                                          ------------   ------------

                                           $30,996,647   $ 26,761,696
                                          ============   ============

       The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of December 31, 1996, $30,700,000 was outstanding, leaving $4,300,000 of available borrowings for future needs. Under the terms of the credit agreement, as amended, the revolving credit facility expires on December 31, 1998. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.84 percent and 7.25 percent, respectively.

       Installments due on debt principal and capital lease obligations for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are $88,994, $30,788,994, $88,994, $29,665, $-0- and $-0-. All
indebtedness is expected to be repaid upon the completion of the sale of the Independence System. At December 31, 1996, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

       At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)    INCOME TAXES
       ------------

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

       The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the General Partner and Unitholders would likely be changed.

       Taxable income to the General Partner and Unitholders is different from that reported in the statements of operations largely due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System. Additionally, since the Partnership has previously made an IRC Section 754 election, the cost basis of the Partnership assets, with respect to new Unitholders has been increased or decreased to reflect the difference between the new unitholders' purchase price and their proportionate share of the adjusted tax basis of the Partnership properties. The portion of this adjustment which relates to depreciable or amortizable assets results in difference between book and tax depreciation or amortization. Under IRC Section 197, certain intangibles placed in service after August 10, 1993, including goodwill, are allowed to be amortized over a 15 year period for tax purposes, creating additional book and tax amortization differences. There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

       The Partnership will be taxed as a corporation beginning January 1, 1998, if it operates its current business at such time. The Partnership intends to sell its assets and liquidate prior to such date. Current tax law impacts the Unitholders due to limitations on the utilization of passive losses generated by the Partnership. Investors in Publicly Traded Partnerships ("PTP's"), such as Jones Intercable Investors, L.P., are subject to additional limitations under the passive-activity loss rules as amended by the Revenue Act of 1987. Passive losses reported on Schedule K-1, Form 1065, by a PTP can only be used to offset passive income from the same partnership. Passive losses of a PTP which are limited by this rule may be carried forward.

(8)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totaled $163,164, $166,127 and $147,185, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments for each of the five years in the period ending December 31, 2001, and thereafter are as follows:

            1997          $148,551
            1998           131,196
            1999            43,199
            2000             7,200
            2001             7,200
            Thereafter      34,800
                          --------
                          $372,146
                          ========


(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective years is presented below:

                                                         For the Year Ended December 31,
                                                        ----------------------------------
                                                           1996        1995        1994
                                                        ----------  ----------  ----------

       Maintenance and repairs                          $  351,832  $  356,537  $  303,262
                                                        ==========  ==========  ==========

       Taxes, other than income and payroll taxes       $  327,288  $  252,921  $  199,752
                                                        ==========  ==========  ==========

       Advertising                                      $  303,881  $  297,727  $  319,442
                                                        ==========  ==========  ==========

       Depreciation of property, plant and equipment    $5,233,504  $4,429,581  $3,639,053
                                                        ==========  ==========  ==========

       Amortization of intangible assets                $3,435,120  $3,451,537  $4,712,386
                                                        ==========  ==========  ==========


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.

                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
Derek H. Burney          57  Vice Chairman of the Board
James B. O'Brien         47  President and Director
Ruth E. Warren           47  Group Vice President/Operations
Kevin P. Coyle           45  Group Vice President/Finance
Christopher J. Bowick    41  Group Vice President/Technology
George H. Newton         62  Group Vice President/Telecommunications
Raymond L. Vigil         50  Group Vice President/Human Resources
Cynthia A. Winning       45  Group Vice President/Marketing
Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
Larry W. Kaschinske      37  Vice President/Controller
Robert E. Cole           64  Director
William E. Frenzel       68  Director
Donald L. Jacobs         58  Director
James J. Krejci          55  Director
John A. MacDonald        43  Director
Raphael M. Solot         63  Director
Howard O. Thrall         49  Director
Siim A. Vanaselja        40  Director
Sanford Zisman           57  Director
Robert B. Zoellick       43  Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the

Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

          Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C.
Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

          Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW.
During his career, Mr. Jacobs served on several corporate, professional and civic boards.

          Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

          Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc.
Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is Senior Vice President-Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary.
Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said Holdings, the Council on

Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Independence System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          No person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for the General Partner. The General Partner owns 19.14 percent of the limited partnership interests in the Partnership.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

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

          The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $30,104 for the year ended December 31, 1996.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                   For the Year Ended December 31,
                              ---------------------------------------
                                   1996           1995        1994
                              ---------------  ----------  ----------
Management fees                    $1,614,057  $1,493,266  $1,376,131
Allocation of expenses              2,151,981   2,138,471   2,074,563
Programming fees:
   Jones Education Company             55,913      49,159      41,783
   Superaudio                          51,871      45,956      46,113

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)1. See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

3.                           Exhibits:

          2.1 Asset Purchase Agreement dated February 28, 1997 between the Partnership and Jones Intercable, Inc.

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

          10.2.5 Amendment No. 4 dated September 30, 1992 to the Revolving Credit and Term Loan Agreement. (4)

          10.2.6 Amendment No. 5 dated June 30, 1993 to the Revolving Credit and Term Loan Agreement. (5)

          10.2.7 Amendment No. 6 dated August 31, 1993 to the Revolving Credit and Term Loan Agreement. (5)

          10.2.8 Amendment No. 7 dated February 28, 1994 to the Revolving Credit and Term Loan Agreement. (5)

          10.2.9 Amendment No. 8 dated as of December 23, 1994 to the Revolving Credit and Term Loan Agreement. (6)

          10.2.10 Amendment No. 9 dated as of December 30, 1996 to the Revolving Credit and Term Loan Agreement.

          27                 Financial Data Schedule
       __________

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

          (2) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1987.

          (3) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1988.

          (4) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

          (5) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1993.

          (6) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

(b)                          Reports on Form 8-K
                             ------- -- ---- ---

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

                                      JONES INTERCABLE INVESTORS, L.P.
                                      a Colorado limited partnership
                                      By:  Jones Intercable, Inc.

                                      By:  /s/ Glenn R. Jones
                                           ________________________________
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
Dated:    March 14, 1997                   Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By:  /s/ Glenn R. Jones
                                           ________________________________
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:    March 14, 1997                   (Principal Executive Officer)


                                      By:  /s/ Kevin P. Coyle
                                           ________________________________
                                           Kevin P. Coyle
                                           Group Vice President/Finance
Dated:    March 14, 1997                   (Principal Financial Officer)


                                      By:  /s/ Larry Kaschinske
                                           ________________________________
                                           Larry Kaschinske
                                           Vice President/Controller
Dated:    March 14, 1997                   (Principal Accounting Officer)


                                      By:  /s/ James B. O'Brien
                                           ________________________________
                                           James B. O'Brien
Dated:    March 14, 1997                   President and Director


                                      By:  /s/ Derek H. Burney
                                           ________________________________
                                           Derek H. Burney
Dated:    March 14, 1997                   Director


                                      By:  /s/ Robert E. Cole
                                           ________________________________
                                           Robert E. Cole
Dated:    March 14, 1997                   Director

                                      By:  /s/ William E. Frenzel
                                           ___________________________________
                                           William E. Frenzel
Dated:    March 14, 1997                   Director


                                      By:  /s/ Donald L. Jacobs
                                           ___________________________________
                                           Donald L. Jacobs
Dated:    March 14, 1997                   Director


                                      By:  /s/ James J. Krejci
                                           ___________________________________
                                           James J. Krejci
Dated:    March 14, 1997                   Director


                                      By:
                                           ___________________________________
                                           John A. MacDonald
Dated:    March 14, 1997                   Director


                                      By:  /s/ Raphael M. Solot
                                           ___________________________________
                                           Raphael M. Solot
Dated:    March 14, 1997                   Director


                                      By:
                                           ___________________________________
                                           Howard O. Thrall
Dated:    March 14, 1997                   Director


                                      By:  /s/ Siim A. Vanaselja
                                           ___________________________________
                                           Siim A. Vanaselja
Dated:    March 14, 1997                   Director


                                      By:  /s/ Sanford Zisman
                                           ___________________________________
                                           Sanford Zisman
Dated:    March 14, 1997                   Director


                                      By:  /s/ Robert B. Zoellick
                                           ___________________________________
                                           Robert B. Zoellick
Dated:    March 14, 1997                   Director