Form 10-Q
period 1997-03-31
JONES INTERCABLE INVESTORS L P
filed 1997-05-12
CIK 802361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

                        Commission File Number:  1-9287


                       JONES INTERCABLE INVESTORS, L.P.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             36-3468573
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes    X                                                          No
    --------                                                         --------

Units outstanding as of the close of the period covered by this report:

8,322,632 Class A Units

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              March 31,    December 31,
          ASSETS                                                1997           1996
          ------                                            -------------  -------------

CASH                                                        $    762,488   $    616,013

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $35,385 and $116,097 at
  March 31, 1997 and December 31, 1996, respectively           1,227,305      1,309,354

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      79,756,241     76,071,150
  Less- accumulated depreciation                             (35,639,894)   (34,144,942)
                                                            ------------   ------------
                                                              44,116,347     41,926,208

  Franchise costs and other intangible assets, net of
    accumulated amortization of $43,569,938 and
    $42,711,158 at March 31, 1997 and December 31, 1996,
    respectively                                               4,531,372      5,390,152
                                                            ------------   ------------

      Total investment in cable
            television properties                             48,647,719     47,316,360

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  331,636        308,253
                                                            ------------   ------------

          Total assets                                      $ 50,969,148   $ 49,549,980
                                                            ============   ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                       March 31,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL                   1997            1996
     ---------------------------------             --------------  --------------

LIABILITIES:
  Credit facility                                   $  33,700,000   $  30,700,000
  Capital lease obligations                               246,093         296,647
  Accrued distributions to Class A Unitholders          1,248,395       1,248,395
  Accounts payable and accrued liabilities              1,477,824       2,637,438
  Subscriber prepayments                                  137,304         114,398
                                                    -------------   -------------

         Total liabilities                             36,809,616      34,996,878
                                                    -------------   -------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                     1,000           1,000
    Accumulated earnings                                   16,268           7,720
                                                    -------------   -------------

                                                           17,268           8,720
                                                    -------------   -------------

  Class A Unitholders-
    Net contributed capital (8,322,632 units
      outstanding at March 31, 1997 and
      December 31, 1996)                              116,433,492     116,433,492
    Accumulated earnings                                1,610,529         764,252
    Distributions to Unitholders                     (103,901,757)   (102,653,362)
                                                    -------------   -------------

                                                       14,142,264      14,544,382
                                                    -------------   -------------

         Total liabilities and partners' capital    $  50,969,148   $  49,549,980
                                                    =============   =============

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

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                            For the Three Months Ended
                                                    March 31,
                                           ----------------------------
                                               1997           1996
                                           -------------  -------------

REVENUES                                     $8,239,366     $7,777,617

COSTS AND EXPENSES:
 Operating expenses                           4,046,687      3,953,347
 Management fees and allocated overhead
  from General Partner                          974,948        915,569
 Depreciation and amortization                2,409,553      2,107,431
                                             ----------     ----------

OPERATING INCOME                                808,178        801,270
                                             ----------     ----------

OTHER INCOME (EXPENSE):
 Interest expense                              (559,718)      (529,268)
 Other, net                                     606,365       (104,115)
                                             ----------     ----------

      Total other income (expense), net          46,647       (633,383)
                                             ----------     ----------

NET INCOME                                   $  854,825     $  167,887
                                             ==========     ==========

ALLOCATION OF NET INCOME:
 General Partner                             $    8,548     $    1,679
                                             ==========     ==========

 Class A Unitholders                         $  846,277     $  166,208
                                             ==========     ==========

NET INCOME PER CLASS A UNIT                        $.10           $.02
                                             ==========     ==========

WEIGHTED AVERAGE NUMBER OF CLASS A
 UNITS OUTSTANDING                            8,322,632      8,322,632
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

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $   854,825    $   167,887
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      2,409,553      2,107,431
   Decrease in trade receivables                         82,049        532,690
   Increase in deposits, prepaid expenses
    and deferred charges                                (79,204)      (186,429)
   Decrease in accounts payable, accrued
    liabilities and subscriber prepayments           (1,136,708)    (1,448,446)
                                                    -----------    -----------

      Net cash provided by operating activities       2,130,515      1,173,133
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                  (3,685,091)    (1,169,232)
                                                    -----------    -----------

      Net cash used in investing activities          (3,685,091)    (1,169,232)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                             3,000,000      1,400,000
 Repayment of debt                                      (50,554)       (72,796)
 Distributions to unitholders                        (1,248,395)    (1,248,395)
                                                    -----------    -----------

      Net cash provided by financing activities       1,701,051         78,809
                                                    -----------    -----------

Increase in cash                                        146,475         82,710

Cash, beginning of period                               616,013         91,518
                                                    -----------    -----------

Cash, end of period                                 $   762,488    $   174,228
                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                      $   600,778    $   540,223
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

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at March 31, 1997 and December 31, 1996, and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri (the "Independence System").

(2) On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not equal the preferred return to the limited partners set forth in the Partnership Agreement, there will be no general partner distribution related to this transaction; however, the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved. The closing of this sale is expected to occur in the second half of 1997.

(3) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1997 and 1996 were $411,968 and $388,881, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $562,980 and $526,688, respectively.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not equal the preferred return to the limited partners set forth in the Partnership Agreement, there will be no general partner distribution related to this transaction; however, the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved. The closing of this sale is expected to occur in the second half of 1997.

     For the three months ended March 31, 1997, the Partnership generated net cash from operating activities totaling $2,130,515, which was available to fund distributions, capital expenditures and non-operating costs. The Partnership's capital expenditures totaled approximately $3,685,000 during the first quarter of 1997. Approximately 53 percent of these expenditures related to the rebuild of cable plant required by one of the Partnership's franchise agreements. Service drops to homes accounted for approximately 19 percent of such expenditures. Approximately 16 percent of these expenditures related to the extension of cable plant. The remainder of the capital expenditures related to various enhancements in the Independence System. Funding for these expenditures was provided primarily by cash generated from operations and borrowings from the Partnership's revolving credit facility. Anticipated capital expenditures for the remainder of 1997 total approximately $5,920,000 and are necessary to maintain the Independence System until it is sold. Approximately 31 percent of the budgeted expenditures is expected to be used for service drops to homes and approximately 27 percent is expected to be used for the extension of cable plant. The remainder of the anticipated expenditures is for various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations and, if necessary, borrowings from the Partnership's revolving credit facility. Depending upon the timing of the closing of the sale of the Independence System as discussed above, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Independence System.

     The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of March 31, 1997, $33,700,000 was outstanding, leaving $1,300,000 of available borrowings for future needs. Under the terms of the credit agreement as amended, the revolving credit facility expires on December 31, 1998. The credit facility will be repaid in full upon the sale of the Independence System. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus 1.25 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.78 percent and 6.77 percent, respectively.

     The Partnership declared a $.15 per unit distribution for the first quarter of 1997. The Partnership expects that cash distributions will continue to be paid quarterly until the sale of the Independence System is closed; however, the level of such distributions will be determined on a quarter-by-quarter basis. The General Partner believes that the Partnership has sufficient sources of capital to service its anticipated needs from cash on hand, cash generated from operations and borrowings available under its revolving credit facility until the Independence System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $461,749, or approximately 6 percent, to $8,239,366 for the three months ended March 31, 1997 from $7,777,617 for the three months ended March 31, 1996. The increase in revenues in the Independence System was primarily a result of increases in the number of basic service subscribers and basic service rate increases. An increase in the number of basic service subscribers accounted for approximately 28 percent of the increase in revenues. Basic subscribers increased 1,618, or approximately 2 percent, to 85,358 at March 31, 1997 from 83,740 at March 31, 1996. Basic service rate increases accounted for approximately 72 percent of the increase in revenues for the period. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $93,340, or approximately 2 percent, to $4,046,687 for the three months ended March 31, 1997 from $3,953,347 for the three months ended March 31, 1996. Operating expenses represented approximately 49 percent and 51 percent of revenues for the three month periods ended March 31, 1997 and 1996, respectively. This increase in operating expenses was primarily due to increases in programming-related costs and marketing costs. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $368,409, or approximately 10 percent, to $4,192,679 for the three months ended March 31, 1997 from $3,824,270 for the similar period in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $59,379, or 6 percent, to $974,948 for the first three months of 1997 from $915,569 for the comparable 1996 period. This increase was due to the increase in revenues, upon which such management fees and allocations are based and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense increased $302,122, or approximately 14 percent, to $2,409,553 in 1997 from $2,107,431 in 1996. This increase was due to capital additions in 1996.

     Operating income increased $6,908, or approximately 1 percent, to $808,178 in 1997 compared to $801,270 in 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense increased $30,450, or approximately 6 percent, to $559,718 in 1997 from $529,268 in 1996 due to higher outstanding balances on interest-bearing obligations.

     The Partnership reported other income of $606,365 in 1997 compared to other expense of $104,115 in 1996. This change was primarily due to a litigation settlement received in 1997.

     Net income increased $686,938 to $854,825 in the first quarter of 1997 compared to $167,887 in the first quarter of 1996. This increase was due to the factors discussed above.

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

Dated:  May 12, 1997