Form 10-Q
period 1997-06-30
JONES INTERCABLE INVESTORS L P
filed 1997-08-05
CIK 802361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

Yes    X                                                               No
    _______                                                               ______


Units outstanding as of the close of the period covered by this report:

8,322,632 Class A Units

                       JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             June 30,     December 31,
          ASSETS                                               1997           1996
          ------                                           -------------  ------------

CASH                                                       $  1,551,992   $    616,013

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $49,782 and $116,097 at
  June 30, 1997 and December 31, 1996, respectively           1,123,814      1,309,354

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     81,257,843     76,071,150
  Less- accumulated depreciation                            (37,259,292)   (34,144,942)
                                                           ------------   ------------
                                                             43,998,551     41,926,208

  Franchise costs and other intangible assets, net of
    accumulated amortization of $44,428,718 and
    $42,711,158 at June 30, 1997 and December 31, 1996,
    respectively                                              3,672,592      5,390,152
                                                           ------------   ------------

      Total investment in cable
       television properties                                 47,671,143     47,316,360

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 487,450        308,253
                                                           ------------   ------------

      Total assets                                         $ 50,834,399   $ 49,549,980
                                                           ============   ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                        June 30,     December 31,
   LIABILITIES AND PARTNERS' CAPITAL                     1997            1996
   ---------------------------------                -------------   -------------
LIABILITIES:
  Credit facility                                   $  35,000,000   $  30,700,000
  Capital lease obligations                               299,794         296,647
  Accrued distributions to Class A Unitholders          1,248,395       1,248,395
  Accounts payable and accrued liabilities                878,800       2,637,438
  Subscriber prepayments                                  114,809         114,398
                                                    -------------   -------------

         Total liabilities                             37,541,798      34,996,878
                                                    -------------   -------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                     1,000           1,000
    Accumulated earnings                                   20,083           7,720
                                                    -------------   -------------

                                                           21,083           8,720
                                                    -------------   -------------

  Class A Unitholders-
    Net contributed capital (8,322,632 units
      outstanding at June 30, 1997 and
      December 31, 1996)                              116,433,492     116,433,492
    Accumulated earnings                                1,988,178         764,252
    Distributions to Unitholders                     (105,150,152)   (102,653,362)
                                                    -------------   -------------

                                                       13,271,518      14,544,382
                                                    -------------   -------------

         Total liabilities and partners' capital    $  50,834,399   $  49,549,980
                                                    =============   =============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                              For the Three Months Ended  For the Six Months Ended
                                                       June 30,                   June 30,
                                              -------------------------  -------------------------

                                                 1997         1996          1997           1996
                                              ----------   ----------   -----------    -----------

REVENUES                                      $8,869,548   $8,038,701   $17,108,914    $15,816,318

COSTS AND EXPENSES:
  Operating expenses                           4,363,463    3,867,859     8,410,150      7,821,206
  Management fees and allocated overhead
    from General Partner                         909,435      951,561     1,884,383      1,867,130
  Depreciation and amortization                2,512,231    2,107,401     4,921,784      4,214,832
                                              ----------   ----------   -----------    -----------

OPERATING INCOME                               1,084,419    1,111,880     1,892,597      1,913,150
                                              ----------   ----------   -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (613,878)    (494,686)   (1,173,596)    (1,023,954)
  Other, net                                     (89,077)     109,626       517,288          5,511
                                              ----------   ----------   -----------    -----------

         Total other income (expense), net      (702,955)    (385,060)     (656,308)    (1,018,443)
                                              ----------   ----------   -----------    -----------

NET INCOME                                    $  381,464   $  726,820   $ 1,236,289    $   894,707
                                              ==========   ==========   ===========    ===========

ALLOCATION OF NET INCOME:
  General Partner                             $    3,815   $    7,268   $    12,363    $     8,947
                                              ==========   ==========   ===========    ===========

  Class A Unitholders                         $  377,649   $  719,552   $ 1,223,926    $   885,760
                                              ==========   ==========   ===========    ===========

NET INCOME PER CLASS A UNIT                         $.05         $.09          $.15           $.11
                                              ==========   ==========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                    8,322,632    8,322,632     8,322,632      8,322,632
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

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                               For the Six Months Ended
                                                                       June 30,
                                                              --------------------------

                                                                 1997          1996
                                                              -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 1,236,289   $   894,707
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                              4,921,784     4,214,832
     Decrease in trade receivables                                185,540       419,039
     Increase in deposits, prepaid expenses
      and deferred charges                                       (269,071)     (104,980)
     Decrease in accounts payable, accrued
      liabilities and subscriber prepayments                   (1,758,227)     (953,259)
                                                              -----------   -----------

       Net cash provided by operating activities                4,316,315     4,470,339
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (5,186,693)   (3,121,053)
                                                              -----------   -----------

       Net cash used in investing activities                   (5,186,693)   (3,121,053)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                       4,393,012     1,800,000
 Repayment of debt                                                (89,865)     (133,171)
 Distributions to unitholders                                  (2,496,790)   (2,496,790)
                                                              -----------   -----------

       Net cash provided by (used in) financing activities      1,806,357      (829,961)
                                                              -----------   -----------

Increase in cash                                                  935,979       519,325

Cash, beginning of period                                         616,013        91,518
                                                              -----------   -----------

Cash, end of period                                           $ 1,551,992   $   610,843
                                                              ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                $ 1,104,216   $   948,728
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

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Intercable Investors, L.P. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving areas in and around Independence, Missouri (the "Independence System"). Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner."

(2) On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not equal the preferred return to the limited partners set forth in the Partnership Agreement, there will be no General Partner distribution related to this transaction; however, the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved. The closing of this sale is expected to occur in the third quarter of 1997.

(3) Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1997 were $443,477 and $855,446, respectively, compared to $401,935 and $790,816, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 were $465,958 and $1,028,937, respectively, compared to $549,626 and $1,076,314, respectively, for the similar 1996 periods.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On February 28, 1997, the Partnership entered into an asset purchase agreement to sell the Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represents the average of three independent appraisals of the fair market value of the Independence System. Upon the closing of the sale of the Independence System, the Partnership will repay the then-outstanding balance on its credit facility, pay a brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership will distribute the net proceeds to the Class A Unitholders. Such distribution is expected to be approximately $16.12 for each Class A Unit held. Because this distribution plus previous distributions made to Class A Unitholders will not equal the preferred return to the limited partners set forth in the Partnership Agreement, there will be no General Partner distribution related to this transaction; however, the General Partner will receive a distribution as a Class A Unitholder. The Independence System is the Partnership's only remaining asset. Upon the successful completion of the sale of the Independence System, the Partnership will be liquidated and dissolved. The closing of this sale is expected to occur in the third quarter of 1997.

     For the six months ended June 30, 1997, the Partnership generated net cash from operating activities totaling $4,316,315, which was available to fund distributions, capital expenditures and non-operating costs. The Partnership's capital expenditures totaled approximately $5,187,000 during the first six months of 1997. Approximately 45 percent of these expenditures related to the rebuild of cable plant required by one of the Partnership's franchise agreements. Approximately 22 percent of these expenditures related to the extension of cable plant. Service drops to homes accounted for approximately 19 percent of such expenditures. The remainder of the capital expenditures related to various enhancements in the Independence System. Funding for these expenditures was provided primarily by cash generated from operations and borrowings from the Partnership's revolving credit facility. Anticipated capital expenditures for the remainder of 1997 total approximately $4,905,000 and are necessary to maintain the Independence System until it is sold. Approximately 23 percent of the budgeted expenditures is expected to be used for service drops to homes and approximately 20 percent is expected to be used for the extension of cable plant. The remainder of the anticipated expenditures is for various enhancements in the Independence System. Funding for these capital improvements is expected to be provided by cash generated from operations. Depending upon the timing of the closing of the sale of the Independence System as discussed above, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Independence System.

     The maximum amount available under the Partnership's revolving credit facility is $35,000,000. As of June 30, 1997, $35,000,000 was outstanding. Under the terms of the credit agreement as amended, the revolving credit facility expires on December 31, 1998. The credit facility will be repaid in full upon the sale of the Independence System. Interest on outstanding principal balances is at the Partnership's option of the Prime Rate plus .25 percent, the Certificate of Deposit Rate plus 1.25 percent or the Euro-rate plus
1.25 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.06 percent and 6.87 percent, respectively.

     The Partnership declared a $.15 per unit distribution for both the first and second quarters of 1997. The Partnership expects no further cash distributions due to the timing of the sale of the Independence System. The General Partner believes that the Partnership has sufficient sources of capital to service its anticipated needs from cash on hand and cash generated from operations until the Independence System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $830,847, or approximately 10 percent, to $8,869,548 for the three months ended June 30, 1997 from $8,038,701 for the three months ended June 30, 1996. Revenues of the Partnership increased $1,292,596, or approximately 8 percent, to $17,108,914 for the six months ended June 30, 1997 from $15,816,318 for the six months ended June 30, 1996. These increases in revenues in the Independence System were primarily a result of basic service rate increases and increases in the number of basic service subscribers. Basic service rate increases accounted for approximately 57 percent and 63 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997 and 1996. Basic subscribers increased 1,356, or approximately 2 percent, to 85,898 at June 30, 1997 from 84,542 at June 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $495,604, or approximately 13 percent, to $4,363,463 for the three months ended June 30, 1997 from $3,867,859 for the three months ended June 30, 1996. Operating expenses for the three month periods represented approximately 49 percent and 48 percent of revenue in 1997 and 1996, respectively. Operating expenses increased $588,944, or approximately 8 percent, to $8,410,150 for the six months ended June 30, 1997 from $7,821,206 for the six months ended June 30, 1996. Operating expenses represented approximately 49 percent of revenues for both of the six month periods ended June 30, 1997 and 1996. These increases in operating expenses in the Partnership's Independence System were primarily due to an increase in programming related costs. No other individual factor was significant to the increase in operating expenses in the Partnership's Independence System.

     Management fees and allocated overhead from the General Partner decreased $42,126, or approximately 4 percent, to $909,435 for the second quarter of 1997 from $951,561 for the comparable 1996 period. This decrease was due to the timing of certain expenses allocated from the General Partner. Management fees and allocated overhead from the General Partner increased $17,253, or approximately 1 percent, to $1,884,383 for the six months ended June 30, 1997 from $1,867,130 in the comparable 1996 period. This increase was due to the increase in revenues, upon which such management fees and allocations are based and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense increased $404,830, or approximately 19 percent, to $2,512,231 for the three months ended June 30, 1997 from $2,107,401 for the comparable 1996 period. Depreciation and amortization expense increased $706,952, or approximately 17 percent, to $4,921,784 for the six months ended June 30, 1997 from $4,214,832 for the comparable 1996 period. These increases were due to capital additions in 1997.

     Operating income decreased $27,461, or approximately 2 percent, to $1,084,419 for the three months ended June 30, 1997 compared to $1,111,880 for the comparable 1996 period. This decrease was due to the increases in operating expenses and depreciation and amortization expense exceeding the increase in revenues and the decrease in management fees and allocated overhead from the General Partner. Operating income decreased $20,553, or approximately 1 percent, to $1,892,597 for the six months ended June 30, 1997 compared to $1,913,150 for the comparable 1996 period. This decrease was due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

     Interest expense increased $119,192, or approximately 24 percent, to $613,878 for the three month period ended June 30, 1997 from $494,686 in the comparable 1996 period. Interest expense increased $149,642, or approximately 15 percent, to $1,173,596 for the six month period ended June 30, 1997 from $1,023,954 in the comparable 1996 period. These increases were primarily due to higher outstanding balances on interest-bearing obligations.

     For the three months ended June 30, 1997, the Partnership reported other expense of $89,077 compared to other income of $109,626 for the comparable 1996 period. This change was primarily due to the timing of certain administrative costs. For the six months ended June 30, 1997, the Partnership reported other income of $517,288 compared to $5,511 for the comparable 1996 period. This increase was primarily due to a litigation settlement received in 1997.

     Net income decreased $345,356, or approximately 48 percent, to $381,464 in the second quarter of 1997 compared to $726,820 in the second quarter of 1996. Net income increased $341,582, or approximately 38 percent, to $1,236,289 for the six months ended June 30, 1997, compared to $894,707 for the similar 1996 period. These changes were due to the factors discussed above.

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

Dated:  August 5, 1997