Form 10-Q
period 1997-09-30
JONES INTERCABLE INVESTORS L P
filed 1997-11-13
CIK 802361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________________ to ____________________

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

                                (303) 792-3111
                        -------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                              No ______
    -------


Units outstanding as of the close of the period covered by this report:

8,322,632 Class A Units

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                  September 30,  December 31,
ASSETS                                                 1997           1996
------                                            -------------  -------------


CASH                                              $      -        $    616,013

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $116,097 at December 31, 1996           -           1,309,354

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                 -          76,071,150
  Less- accumulated depreciation                         -         (34,144,942)
                                                  -------------  -------------
                                                         -          41,926,208

  Franchise costs and other intangible assets,
    net of accumulated amortization of
    $42,711,158 at December 31, 1996                     -           5,390,152
                                                  -------------  -------------

        Total investment in cable
            television properties                        -          47,316,360

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES          -             308,253
                                                  -------------  -------------

          Total assets                            $      -        $ 49,549,980
                                                  =============  =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------



                                                 September 30,   December 31,
LIABILITIES AND PARTNERS' CAPITAL                     1997            1996
---------------------------------                -------------   -------------

LIABILITIES:
 Credit facility                                 $       -       $  30,700,000
 Capital lease obligations                               -             296,647
 Accrued distributions to Class A Unitholders            -           1,248,395
 Accounts payable and accrued liabilities                -           2,637,438
 Subscriber prepayments                                  -             114,398
                                                 -------------   -------------

     Total liabilities                                   -          34,996,878
                                                 -------------   -------------

PARTNERS' CAPITAL:
 General Partner-
  Contributed capital                                    1,000           1,000
  Accumulated earnings (deficit)                        (1,000)          7,720
                                                 -------------   -------------

                                                         -               8,720
                                                 -------------   -------------

 Class A Unitholders-
  Net contributed capital (8,322,632 units
    outstanding at September 30, 1997 and
    December 31, 1996)                             116,433,492     116,433,492
  Accumulated earnings                             123,127,164         764,252
  Distributions to Unitholders                    (239,560,656)   (102,653,362)
                                                 -------------   -------------

                                                         -          14,544,382
                                                 -------------   -------------

     Total liabilities and partners' capital     $       -       $  49,549,980
                                                 =============   =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                 September 30,
                                               ----------------------------  ---------------------------

                                                     1997          1996           1997          1996
                                                ------------    ----------   ------------   -----------

REVENUES                                        $  5,840,149    $8,092,507   $ 22,949,063   $23,908,825

COSTS AND EXPENSES:
  Operating expenses                               3,108,067     3,962,585     11,518,217    11,783,791
  Management fees and allocated overhead
    from General Partner                             644,056       882,657      2,528,439     2,749,787
  Depreciation and amortization                    1,767,241     2,119,368      6,689,025     6,334,200
                                                ------------    ----------   ------------   -----------

OPERATING INCOME                                     320,785     1,127,897      2,213,382     3,041,047
                                                ------------    ----------   ------------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (422,108)     (507,170)    (1,595,704)   (1,531,124)
  Gain on sale of cable television system        121,575,973             -    121,575,973             -
  Other, net                                        (356,747)      (89,410)       160,541       (83,899)
                                                ------------    ----------   ------------   -----------

          Total other income (expense), net      120,797,118      (596,580)   120,140,810    (1,615,023)
                                                ------------    ----------   ------------   -----------

NET INCOME                                      $121,117,903    $  531,317   $122,354,192   $ 1,426,024
                                                ============    ==========   ============   ===========

ALLOCATION OF NET INCOME:
  General Partner                               $     (4,581)   $    5,313   $     (8,720)  $    14,260
                                                ============    ==========   ============   ===========

  Class A Unitholders                           $121,122,484    $  526,004   $122,362,912   $ 1,411,764
                                                ============    ==========   ============   ===========

NET INCOME PER CLASS A UNIT                     $      14.55    $      .06   $      14.70   $       .17
                                                ============    ==========   ============   ===========

WEIGHTED AVERAGE NUMBER OF
  CLASS A UNITS OUTSTANDING                        8,322,632     8,322,632      8,322,632     8,322,632
                                                ============    ==========   ============   ===========

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

                       JONES INTERCABLE INVESTORS, L. P.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                               For the Nine Months Ended
                                                                     September 30,
                                                              ---------------------------

                                                                   1997          1996
                                                              -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 122,354,192   $ 1,426,024
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                6,689,025     6,334,200
     Gain on sale of cable television system                   (121,575,973)            -
     Decrease in trade receivables                                1,309,354       231,128
     Decrease (increase) in deposits, prepaid
      expenses and deferred charges                                 179,793      (270,049)
     Decrease in accounts payable, accrued
      liabilities and subscriber prepayments                     (2,751,836)     (505,317)
                                                              -------------   -----------

       Net cash provided by operating activities                  6,204,555     7,215,986
                                                              -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                         (4,601,557)   (5,760,531)
 Proceeds from sale of cable television system,
  net of brokerage fee                                          166,933,325         -
                                                              -------------   -----------

       Net cash provided by (used in) investing activities      162,331,768    (5,760,531)
                                                              -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                         4,408,073     2,798,452
 Repayment of debt                                              (35,404,720)     (204,629)
 Decrease in accrued distributions                               (1,248,395)            -
 Distributions to unitholders                                  (136,907,294)   (3,745,185)
                                                              -------------   -----------

      Net cash used in financing activities                    (169,152,336)   (1,151,362)
                                                              -------------   -----------

Increase (decrease) in cash                                        (616,013)      304,093

Cash, beginning of period                                           616,013        91,518
                                                              -------------   -----------

Cash, end of period                                           $       -       $   395,611
                                                              =============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                $   1,595,704   $ 1,584,777
                                                              =============   ===========

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

     Jones Intercable Investors, L.P. (the "Partnership") owned and operated the cable television system serving areas in and around Independence, Missouri (the "Independence System"), which was sold on August 31, 1997. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner." Because the Partnership will be dissolved before the end of 1997, this Form 10-Q will be the Partnership's last periodic report to be filed with the SEC.

(2) On August 31, 1997, the Partnership sold its Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represented the average of three independent appraisals of the fair market value of the Independence System. Trading of the Partnership's Class A Units on the American Stock Exchange ceased at the close of business on August 29, 1997 and the Partnership's transfer agent closed the Partnership's transfer books on that date and no further transfers were allowed after that date. The Partnership repaid its $35,000,000 outstanding balance on its credit facility and paid a 2.5 percent brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as broker in this transaction. The Partnership distributed the balance of the sale proceeds, plus cash on hand and interest income, totaling $134,410,504 (or $16.15 per Class A Unit) to its Class A Unitholders of record as of August 31, 1997 on September 15, 1997. Because this distribution plus previous distributions made to Class A Unitholders did not equal the preferred return to the limited partners set forth in the Partnership Agreement, there was no General Partner distribution related to this transaction. Since the Independence System was the Partnership's only remaining asset, the Partnership has been liquidated and will be dissolved by December 31, 1997.

(3) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                        JONES INTERCABLE INVESTORS, L.P.
                        --------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------
     On August 31, 1997, the Partnership sold its Independence System to Jones Cable Holdings II, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $171,213,667, which represented the average of three independent appraisals of the fair market value of the Independence System. Trading of the Partnership's Class A Units on the American Stock Exchange ceased at the close of business on August 29, 1997 and the Partnership's transfer agent closed the Partnership's transfer books on that date and no further transfers were allowed after that date. The Partnership repaid its $35,000,000 outstanding balance on its credit facility and paid a 2.5 percent brokerage fee of $4,280,342 to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as broker in this transaction. The Partnership distributed the balance of the sale proceeds, plus cash on hand and interest income, totaling $134,410,504 (or $16.15 per Class A Unit) to its Class A Unitholders of record as of August 31, 1997 on September 15, 1997. Because this distribution plus previous distributions made to Class A Unitholders did not equal the preferred return to the limited partners set forth in the Partnership Agreement, there was no General Partner distribution related to this transaction. Since the Independence System was the Partnership's only remaining asset, the Partnership has been liquidated and will be dissolved by December 31, 1997.

RESULTS OF OPERATIONS
---------------------

     The Partnership sold its Independence System on August 31, 1997. The Partnership has been liquidated and will be dissolved by December 31, 1997.

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

                                         JONES INTERCABLE INVESTORS, L.P.
                                         BY: JONES INTERCABLE, INC.
                                             General Partner



                                         By: /S/ Kevin P. Coyle
                                             ----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  November 13, 1997